Form 10-K
period 1996-12-31
SHOWBOAT MARINA INVESTMENT PARTNERSHIP; SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP
filed 1997-03-25
CIK 1017262, 1013788, 1013791, 1017261

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended         December 31, 1996

    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to

Commission file number 001-12419

               Showboat Marina Casino Partnership
               Showboat Marina Finance Corporation
     (Exact name of registrant as specified in its charter)

           Indiana                      35-1978576
            Nevada                      88-0356197
State or other jurisdiction of      (I.R.S.  Employer
incorporation or organization       Identification No.)

One Showboat Place, East Chicago, Indiana              46312
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (219) 378-3000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on
                                          which registered
 13 1/2 % Series B First Mortgage        New York Stock Exchange
         Notes Due 2003

Securities registered pursuant to Section 12(g) of the Act:

       Title of each class            Name of each exchange on
                                          which registered
         Not Applicable                    Not applicable.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ X ] Yes   [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Not Applicable

     All   partnership  interests  of  Showboat   Marina   Casino
Partnership  and  all  capital stock of Showboat  Marina  Finance
Corporation are held by affiliates of the registrants.

     Indicate the number of shares outstanding of each of the registrants' classes of common stock: (1) Showboat Marina Casino Partnership - Not Applicable (2) Showboat Marina Finance Corporation - 1,000 shares of common stock, $1.00 par value as of March 15, 1997.

               DOCUMENTS INCORPORATED BY REFERENCE

     Not applicable.

PART I

ITEM 1.   BUSINESS

GENERAL

     The Showboat Marina Casino Partnership, an Indiana general partnership ("SMCP" or the "Partnership"), was organized as of March 1, 1996, and the Showboat Marina Finance Corporation, a Nevada corporation and a wholly-owned subsidiary of SMCP ("SMFC"), was incorporated on March 7, 1996. SMFC was formed to assist SMCP in obtaining financing for the construction of the sole licensed gaming facility located at East Chicago, Indiana on Lake Michigan (the "East Chicago Showboat"). SMCP and SMFC (collectively the "Company") are constructing and will own and operate, subject to the approval of the Indiana Gaming Commission (the "Indiana Commission"), the East Chicago Showboat. Showboat, Inc., a Nevada corporation which owns a controlling interest in SMCP ("Showboat"), has designed the East Chicago Showboat and has provided or will provide assistance in developing, constructing, equipping, opening and operating the East Chicago Showboat. The Showboat Marina Partnership, an Indiana general partnership and an affiliate of Showboat (the "Manager," the "Predecessor" or "SMP"), will manage the East Chicago Showboat. The Company's principal offices are located at One Showboat Place, East Chicago, Indiana 46312, and its telephone number is (219) 378-3000.

     SMP was organized on January 31, 1994 for the purpose of developing the East Chicago Showboat. As of March 28, 1996, SMP contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to SMCP. SMCP holds the certificate of suitability granted by the Indiana Commission and has applied to receive an owner's license and to open the East Chicago Showboat during the second calendar quarter of 1997.

     The certificate of suitability was most recently renewed by the Indiana Commission in January 1997 for a period ending on June 1, 1997. The certificate of suitability was initially issued on January 8, 1996 to SMP which is owned 55% by Showboat Indiana Investment Limited Partnership, a wholly-owned limited partnership of Showboat, and 45% by Waterfront Entertainment and Development, Inc. ("Waterfront"), an Indiana corporation. The certificate of suitability was valid for a period of 180 days from January 8, 1996, during which time certain statutory requirements and special conditions must be followed in order to receive a permanent riverboat owner's license. SMP applied with the Indiana Commission to transfer the certificate of suitability to SMCP, and, on March 20, 1996, SMP received permission to transfer the certificate of suitability to SMCP.

EAST CHICAGO SHOWBOAT

     The East Chicago Showboat will be located on approximately 27 acres of leased land at Pastrick Marina, approximately 12 miles from Chicago, Illinois. Pastrick Marina, previously used for private pleasure craft docking only, was expanded to serve as a marina for the East Chicago Showboat and a mooring facility for SMCP's state-of-the-art casino gaming vessel (the "Casino Vessel"). The East Chicago Showboat is located directly off Indiana State Highway 912, a six-lane divided highway which connects 3.5 miles to the north of Interstate Highway 90 and 5.5 miles to the north of Interstate Highway 80/94. SMCP believes that the East Chicago Showboat will have the most direct and convenient access from federal and state highways of any existing or proposed gaming operation within a 120-mile radius of the East Chicago Showboat (the "Chicago Gaming Market").

     The East Chicago Showboat will consist of the Casino Vessel, an approximately 100,000 square foot, state-of-the-art, five level casino vessel, an approximately 100,000 square foot, land-based pavilion (the "Pavilion"), an approximately 1,800 space parking garage and surface parking for an additional 1,000 automobiles. The Casino Vessel will include approximately 53,000 square feet of gaming space on four of its five levels, feature approximately 1,770 slot machines and approximately 90 table games (including five poker tables), and accommodate approximately 3,750 passengers. The Casino Vessel will resemble a modern vacation cruise vessel, with escalators, elevators, eleven foot to twelve and one-half foot high ceilings, and state-of-the-art design features intended to provide customers with a smooth and comfortable ride during cruises on Lake Michigan. The East Chicago Showboat will offer gaming 365 days per year and will provide its customers a wide variety of table games and slot machines of varying denominations. SMCP expects to operate the Casino Vessel approximately 20 hours each day in a series of excursions lasting two to three hours each.

     A festive Mardi Gras party atmosphere will be replicated through the use of murals, street performers and entertainers. Customers will enter the Casino Vessel through its second or third floor via enclosed ramps from the adjacent Pavilion. Of the Casino Vessel's five levels, the top four levels will be used for gaming with three of the four gaming levels divided into two distinct gaming areas separated by a lobby. The fourth level of the Casino Vessel will contain a single gaming area, passenger lounge, snack bar and cocktail lounge. The lowest level of the Casino Vessel will be used as administrative support areas for the Casino Vessel.

     Customers will enter the Pavilion through the parking garage or through the PORTE COCHERE, a covered driveway entrance. Customers entering the Pavilion from the attached parking garage will be protected by a climate controlled enclosed walkway and directly enter the Pavilion's second floor. Customers entering the Pavilion through the PORTE COCHERE will proceed from the first floor lobby to the second floor public area. The second floor public area of the Pavilion will include a reception desk, a gift shop, a coffee shop, a hydraulic bandstand platform, an upscale restaurant and a cocktail lounge. The first floor of the Pavilion will include administrative offices, executive offices, accounting and employee support areas and receiving platforms.

     With respect to parking, the East Chicago Showboat will provide secure, well-lit customer parking for approximately 2,800 vehicles -- 1,800 spaces in the attached parking garage and 1,000 spaces in a surface parking area. The parking garage will provide access to patrons between floors via elevators, escalators and stairways. In addition, there will be 600 off-site parking spaces for employee parking.

DESIGN AND CONSTRUCTION

     Showboat, through its subsidiaries, will design, develop, construct, equip and open the East Chicago Showboat, which opening, subject to the receipt of an owner's license, is anticipated to be during the second calendar quarter of 1997.

     SMCP entered into a fixed price contract for the construction of the Casino Vessel and entered into fixed or guaranteed maximum price contracts with specific completion dates for substantial portions of the Pavilion and other structures comprising the East Chicago Showboat. Guaranteed maximum price contracts, however, are subject to price adjustment if the plans and specifications are changed. In October 1996, the project budget for the East Chicago Showboat was revised upward by $5.0 million to $200.0 million to provide for an enhanced Pavilion and additional employee training. As of January 1997, the breakwater for Pastrick Marina was substantially completed and the Casino
Vessel had arrived in the City of East Chicago. The Casino Vessel, Pavilion and parking garage are scheduled for substantial completion by April 1997. As of December 31, 1996, approximately $116.7 million has been spent on the construction of the East Chicago Showboat.

FINANCIAL INFORMATION

     Although the Company anticipates that the primary source of its revenue will be from the gaming operations of the Casino Vessel, the Company views the restaurants, bars, and special events and services to be important adjuncts to the gaming operations of the East Chicago Showboat. However, with the East Chicago Showboat still under construction, the Company, a development stage entity, has no operating history, other than construction of the East Chicago Showboat, and has yet to generate any operating revenue or operating profits. All revenue earned by the Company relates to interest income on funds not yet spent on the construction of the East Chicago Showboat. During 1996, total interest income earned was $4.9 million and total net interest expense was $9.3 million, resulting in a net loss of $4.4 million. See "Item 8. Financial Statements and Supplementary Data" for additional financial information on the Company.

MARKETING STRATEGY

     SMCP intends to implement marketing programs previously utilized by Showboat and its affiliates, such as a slot club and special promotions, to attract patrons to the East Chicago Showboat. SMCP's marketing programs will include data based marketing which will offer complimentary merchandise, coin/cash rebates based on play, complimentary food and free bus transportation to and from the East Chicago Showboat. SMCP will also utilize competitive payouts on gaming machines, value pricing of food and other amenities, entertainment, and friendly, quality customer service to maximize customer satisfaction.

     SMCP will also employ a comprehensive marketing program to establish the Showboat name in the Chicago metropolitan area. SMCP expects to use television, billboard, magazine, newspaper and radio advertising to increase the East Chicago Showboat's visibility and to promote an exciting and entertaining image. Additionally, SMCP has publicized the progress of construction and will publicize the grand opening of the East Chicago Showboat.

COMPETITION

     The  gaming  industry includes land-based casinos,  dockside casinos, riverboat casinos, casinos located on Native American land and other forms of legalized gaming. There is intense competition among companies in the gaming industry, some of which have significantly greater resources than the Company. Although the Indiana gaming statutes have allocated only one riverboat owner's license to the City of East Chicago, four additional, existing or proposed, riverboat casino operations are authorized in northern Indiana on Lake Michigan and six additional licenses have been authorized in southern Indiana. Further, owner's licenses have been issued to three of the five riverboat casino operators in northern Indiana and the two remaining proposed riverboat gaming operators in northern Indiana, including SMCP, hold certificates of suitability. Additional licenses could be issued if subsequent legislation is enacted to increase the number of available licenses in Indiana.

     With respect to current local competition, the Chicago Gaming Market includes seven operating riverboat casinos, three of which are located in Indiana and four of which are located in Illinois, and two additional casinos (including the East Chicago Showboat) have been proposed or are under construction. Of the three Indiana operating riverboat casinos, two commenced gaming operations in June 1996 and one commenced gaming operations in July 1996. The four riverboat casinos operating in Illinois are within fifty miles of the East Chicago Showboat. Illinois gaming statutes restrict these riverboat casinos to 1,200 gaming positions each. Although Illinois has issued all ten riverboat casino gaming licenses authorized by existing Illinois law, legislation has been introduced on numerous occasions in recent years to expand riverboat gaming in Illinois, such as the authorization of new sites in the Chicago metropolitan area and the modification of existing regulations restricting the total number of gaming positions. Additionally, legislation has been proposed which would permit dockside gaming in Illinois. No assurance can be given that the State of Illinois may not enact such legislation in the future.

     SMCP expects to compete with the riverboat casinos in the Chicago Gaming Market based on its convenient and direct access to and from state and federal highways, availability of a wide variety of table games and slot machines of varying denominations, its spacious comfortable environment, and its Mardi Gras atmosphere.

     In addition to traditional riverboat casino operations, the Company faces other forms of local competition as well. The Pokagon Band of Potawatomi Indians (the "Pokagon Band") of southern Michigan and northern Indiana has been federally recognized as an Indian tribe. In February 1995, the Pokagon Band voted to build at least one land-based casino in southern Michigan and, in April 1995, voted to accept a casino development proposal from a national casino operator. The Governor of Michigan signed a compact with the Pokagon Band in November 1995 and the Governor of Indiana has not yet begun compact negotiations with the Pokagon Band with respect to a land-based casino in Indiana. In addition, the Indiana Horse Racing Commission has issued a permit for pari-mutuel wagering on a horse racetrack in Anderson, Indiana, and has issued licenses for three satellite wagering facilities related to the racetrack, including one in Merrillville, Indiana located in the same county as the East Chicago Showboat. The legalization of casino gaming operations in jurisdictions in close proximity to the East Chicago Showboat would have a material adverse effect on the Company. Other changes in legislation could increase tax or other burdens on the Company or could lessen restrictions on competitors of the Company in other jurisdictions, either of which could have a material adverse effect on the operating results of the Company.

     Apart from local competition, the Company will also compete with gaming facilities nationwide, including riverboat gaming in Illinois, Indiana, Iowa, Louisiana, Missouri and Mississippi and land-based casinos in Colorado, Louisiana, Nevada, New Jersey, and South Dakota, as well as various gaming operations on Native American land, including those located in Arizona, Connecticut, Louisiana, Michigan, Minnesota, New York and Wisconsin and possibly in northern Indiana. Other jurisdictions may legalize various forms of gaming and wagering that may compete with the East Chicago Showboat in the future, including those jurisdictions in close proximity to East Chicago, Indiana. Gaming and wagering includes on-line computer gambling, bingo, pull tab games, card clubs, pari-mutuel betting on horse racing and dog racing, state sponsored lotteries, video lottery terminals and video poker terminals, as well as other forms of entertainment.

REGULATION AND LICENSING

     The  ownership and operation of an Indiana riverboat  gaming operation  is subject to extensive regulation and supervision  by
various   governmental   authorities,   including   the   Indiana
Commission.

     INDIANA

     In 1993, the State of Indiana passed a Riverboat Gambling Act which created the Indiana Commission. The Indiana Commission is given extensive powers and duties for the purposes of administering, regulating and enforcing the system of riverboat gaming. It is authorized to award no more than 11 gaming licenses (five to counties contiguous to Lake Michigan, five to counties contiguous to the Ohio River and one to a county contiguous to Patoka Lake).

     With the exception of Lake County, a county must pass a referendum approving (by a majority of those who voted) riverboat gaming before riverboat gaming can be legalized in that county. If a referendum fails to pass in any county, another referendum may not be held for another two years. Once a referendum has passed in a county, the Riverboat Gambling Act requires any proposed riverboat to operate from the most populous city in that county, unless such city passes a resolution authorizing a riverboat to operate elsewhere in the county. For Lake County, the Riverboat Gambling Act provides that the second and third most populous cities of the county, Hammond and East Chicago, respectively, according to the 1990 census, may authorize riverboat gaming within such cities, by passage of a municipal referendum. Voters in both cities have passed such referenda. Gary, Lake County's most populous city, is exempted by the Riverboat Gambling Act from the gaming referendum requirement altogether. Pursuant to Indiana Commission resolution, the cost of any referendum is to be borne by all license applicants for the voting county or municipality.

     The Indiana Commission has jurisdiction and supervision over all riverboat gaming operations in Indiana and all persons on riverboats where gaming operations are conducted. These powers and duties include authority to (1) investigate all applicants for riverboat owner's licenses, (2) select among competing applicants those that promote the most economic development in a home dock area and that best serve the interest of the citizens of Indiana, (3) establish fees for licenses, and
(4)   prescribe  all  forms  used  by  applicants.  The   Indiana
Commission shall adopt rules pursuant to statute for administering the gaming statute and the conditions under which riverboat gaming in Indiana may be conducted. The Indiana Commission has promulgated certain final rules and has proposed additional rules governing the application procedure and all other aspects of riverboat gaming in Indiana. The Indiana Commission may suspend or revoke the license of a licensee or a certificate of suitability or impose civil penalties, in some cases without notice or hearing for any act in violation of the Riverboat Gambling Act or for any other fraudulent act or if the licensee or holder of such certificate of suitability has not begun regular riverboat excursions prior to the end of the twelve month period following the Indiana Commission's approval of the application for an owner's license. In addition, the Indiana Commission may revoke an owner's license if it is determined by the Indiana Commission that revocation is in the best interests of the state of Indiana. The Indiana Commission will (1) authorize the route of the riverboat and stops that the riverboat may make, (2) establish minimum amounts of insurance and (3) after consulting with the Corps of Engineers, determine which waterways are navigable waterways for purposes of the Riverboat Gambling Act and determine which navigable waterways are suitable for the operation of riverboats.

     The Riverboat Gambling Act requires an extensive disclosure of records and other information concerning an applicant, including disclosure of all directors, officers and persons holding one percent (1%) or more direct or indirect beneficial interest.

     In determining whether to grant an owner's license to an applicant, the Indiana Commission shall consider (1) the character, reputation, experience and financial integrity of the applicant and any person who (a) directly or indirectly controls the applicant, or (b) is directly or indirectly controlled by either the applicant or a person who directly or indirectly controls the applicant, (2) the facilities or proposed facilities for the conduct of riverboat gaming, (3) the highest total prospective revenue to be collected by the state from the conduct of riverboat gaming, (4) the good faith affirmative action plan to recruit, train and upgrade minorities in all employment classifications, (5) the financial ability of the applicant to purchase and maintain adequate liability and casualty insurance,
(6) whether the applicant has adequate capitalization to provide and maintain the riverboat for the duration of the license and
(7) the extent to which the applicant meets or exceeds other standards adopted by the Indiana Commission. The Indiana Commission may also give favorable consideration to applicants for economically depressed areas and applicants who provide for significant development of a large geographic area. Each applicant must pay an application fee of $50,000 and an additional investigation fee of $55,000. If the applicant is selected, the applicant must pay an initial license fee of $25,000 and post a bond. The Indiana Commission has issued six of these eleven licenses--three in Lake County (two in Gary; one in Hammond); one in Vanderburgh County; one in Ohio County; and one in Dearborn County; SMCP and two other applicants (one in Michigan City, LaPorte County, and one in Harrison County) have been selected by the Indiana Commission as suitable for licensure and have been awarded a certificate of suitability. The certificate of suitability for SMCP expires June 1, 1997, and is subject to renewal. A person holding an owner's gaming license issued by the Indiana Commission may not own more
than  a  10%  interest  in  another  such  license.   An  owner's
license expires five years after the effective date of the license; however, after three years the holder of an owner's license will undergo a reinvestigation to ensure continued suitability for licensure. Unless the license has been terminated, expired or revoked, the gaming license may be renewed if the Indiana Commission determines that the licensee has
satisfied   all   statutory  and  regulatory   requirements.   In
connection with its application for an owner's license, the Manager, Waterfront, Showboat, and its affiliates declared to the Indiana Commission that if the Manager, or upon the transfer of the certificate of suitability to SMCP, SMCP, receives a riverboat owner's license for East Chicago, Indiana, they shall not commence more than one other casino gaming operation within a fifty-mile radius of East Chicago Showboat for a period of five years beginning on the date of issuance of an owner's license by the Indiana Commission to the Manager or SMCP, as applicable. Adherence to the non-competition declaration is a condition of the certificate of suitability and the owner's license. A gaming license is a revocable privilege and is not a property right. There can be no assurance that SMCP will obtain an Indiana gaming license.

     Minimum and maximum wagers on games are not established by regulation but are left to the discretion of the licensee. Wagering may not be conducted with money or other negotiable currency. Riverboat gaming excursions shall be at least two hours, but not more than four hours in duration unless expressly approved by the Indiana Commission. No gaming may be conducted while the boat is docked except (1) for 30-minute time periods at the beginning and end of a cruise while the passengers are embarking and disembarking, (2) if the master of the riverboat reasonably determines that specific weather or water conditions present a danger to the riverboat, its passengers and crew, (3) if either the vessel or the docking facility is undergoing mechanical or structural repair, (4) if water traffic conditions present a danger to (A) the riverboat, riverboat passengers, and crew, or (B) other vessels on the water, or (5) if the master has been notified that a condition exists that would cause a violation of federal law if the riverboat were to cruise. The Indiana Commission has adopted rules governing cruising on Lake Michigan by a riverboat casino. The period of time during which passengers embark and disembark constitutes a portion of the gambling excursion if gambling is allowed. At the conclusion of the thirty-minute embarkation period, the gangway or its equivalent must be closed. A standard excursion schedule for a casino vessel on Lake Michigan must include at least one full excursion (a cruise into the open water on Lake Michigan, not more than three statute miles from the dock site July through September and not more than one statute mile October through
June) and one intermediate excursion during which the vessel cruises in protected navigable water on or accessible to Lake Michigan. An intermediate excursion is to be conducted if the statutory conditions that permit dockside gaming are not present and if sea conditions or weather conditions, or both, do not permit a full excursion. If a casino vessel remains dockside because of statutory conditions, the embarkation and disembarkation rules still apply.

     An admission tax of $3.00 for each person admitted to the gaming excursion is imposed upon the license owner. An additional 20% tax is imposed on the adjusted gross receipts received from gaming operations, which is defined as the total of all cash and property (including checks received by the licensee whether collected or not) received, less the total of all cash paid out as winnings to patrons and uncollected gaming receivables (not to exceed 2%). The gaming license owner shall remit the admission and wagering taxes before the close of business on the day following the day on which the taxes were incurred. Legislation has been introduced and passed one house in the 1997 Session of the Indiana General Assembly, and passed by the House Ways and Means Committee, which if enacted, would increase the tax for admission from $3 to $4 for each person admitted to a gaming excursion. In 1996, legislation was enacted in Indiana permitting the imposition of property taxes on the riverboats at rates to be determined by local taxing authorities of the jurisdiction in which a riverboat operates. The Riverboat Gambling Act requires a riverboat owner licensee to directly reimburse the Indiana Commission for the costs of inspectors and agents required to be present during the conduct of gaming operations. Pursuant to agreements with the City, and as reflected in the certificate of suitability issued by the Commission, SMCP has agreed to (1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives,
(2) pay an aggregate of 3% of adjusted gross receipts to the City and two not-for-profit foundations for its public schools and housing and commercial development, (3) pay 0.75% of adjusted gross receipts for community development projects to East Chicago Second Century, Inc., a for-profit corporation owned by the Manager ("Second Century") and (4) complete the Washington High School site town home development with a total projected cost of $5.0 million. Funding for the Washington High School site project will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

     The Indiana Commission is authorized to license suppliers and certain occupations related to riverboat gaming. Gaming equipment and supplies customarily used in conducting riverboat gaming may be purchased or leased only from licensed suppliers.

     The Indiana Riverboat Gambling Act places special emphasis upon minority and women's business enterprise participation in the riverboat industry. Any person issued a riverboat owner's license must establish goals of expending at least 10% of the total dollar value of the licensee's contracts for goods and services with minority business enterprises and 5% of the total dollar value of the licensee's contracts for goods and services with women's business enterprises. The Indiana Commission may suspend, limit or revoke the gaming owner's license or impose a fine for failure to comply with statutory requirements.

     An institutional investor which acquires 5% or more of any class of voting securities of a holding company of a licensee is required to notify the Indiana Commission and to provide additional information, and may be subject to a finding of suitability. A person who acquires 5% or more of any class of voting securities of a holding company of a licensee is required to apply to the Indiana Commission for a finding of suitability.

     A riverboat owner licensee may not enter into or perform any contract or transaction in which it transfers or receives consideration which is not commercially reasonable or which does not reflect the fair market value of the goods or services rendered or received. All contracts are subject to disapproval by the Indiana Commission.

     A riverboat licensee or an affiliate may not enter into a debt transaction of $1 million or more without the prior approval of the Indiana Commission. A riverboat owner licensee or any other person may not lease, hypothecate, borrow money against or loan money against a riverboat owner's license.

     The Riverboat Gambling Act prohibits contributions to a candidate for a state, legislative, or local office, or to a candidate's committee or to a regular party committee by the holder of a riverboat owner's license or a supplier's license, by an officer of a licensee, by an officer of a person that holds at least a 1% interest in the licensee, or by a person holding at least a 1% interest in the licensee; and, the Indiana Commission is in the process of promulgating a rule requiring the quarterly reporting by such licensees, officers, and persons.

     Legislation has been introduced in the 1997 Session of the Indiana General Assembly, which if enacted, would prohibit the expansion of authorized gambling until the earlier of December 31, 1999, or the date the Governor has certified that the National Gambling Impact Study Commission has completed its study. Additionally, the Indiana legislature formed an Interim Study Committee on Public Gaming Issues which conducted public forums on gaming and is expected to provide a report on gaming to the legislature.

     A lawsuit was filed on October 25, 1996, in Harrison County Indiana by three individuals residing in counties abutting the Ohio River, which challenges the constitutionality of the Riverboat Gambling Act on grounds that (i) it allegedly creates an unequal privilege because under the Act supporters of riverboat casino gambling, having lost a county-wide vote, are allowed to resubmit a proposal to county voters for approval of riverboat casino gambling while opponents of riverboat casino gambling, having lost a county-wide vote, are not allowed to resubmit a proposal; and (ii) it was enacted as a provision attached to a state budget bill allegedly in violation of an Indiana constitutional provision requiring legislative acts to be confined to one subject and matters properly connected with the subject. The State of Indiana recently filed an answer to the complaint. The Indiana Supreme Court has previously upheld the constitutionality of the Riverboat Gambling Act, although the prior challenge was on different grounds than those contained in the recently filed lawsuit. If the Riverboat Gambling Act ultimately was held unconstitutional it would, absent timely corrective legislation, have a material adverse effect on SMCP's operations.

     COAST GUARD

     Each cruising riverboat is regulated by the Coast Guard, whose regulations affect vessel design, construction, operation (including requirements that each vessel be operated by a minimum complement of licensed personnel), and maintenance in addition to limiting the number of passengers-customers. Since the Casino Vessel must hold a valid Coast Guard-issued certificate of inspection, the loss or suspension of such certificate could preclude the use of the Casino Vessel. The Casino Vessel is subject to annual, quarterly, as well as unannounced, inspection by the Coast Guard and must be drydocked every five years for inspection of the hull. Such drydockings remove the Casino Vessel from service for a period of time and can result in required repairs. SMCP believes that Coast Guard regulations, and the requirements of operating and managing a cruising gaming vessel generally, make a riverboat casino more difficult and more expensive to conduct than a land-based casino.

     All shipboard employees of SMCP employed on vessels regulated by the Coast Guard -- even those with duties entirely unrelated to the actual operation of the vessel, such as dealers, cocktail hostesses and security personnel-- are subject to the Jones Act which, among other things, exempts those employees from state limits on worker's compensation awards. SMCP will obtain insurance to cover employee claims.

     In order for the Casino Vessel to be able to operate in the United States, SMCP must be a "citizen of the United States," as defined in the Merchant Marine Act, 1920, as amended, and the Shipping Act, 1916, as amended. A partnership, such as SMCP, is considered a United States citizen for purposes of United States coastwide requirements if at least 75% of the equity interest in SMCP is owned by United States citizens and all general partners are United States citizens.

     OTHER FEDERAL, STATE AND LOCAL LEGISLATION AND REGULATIONS

     Various federal, state and local legislation and regulations relating to safety, health and environmental matters that apply to businesses in general, such as the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, the Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act, apply to SMCP as well. In addition, certain legislation and regulations that apply generally to vessels operating in United States waters, such as the Oil Pollution Act of 1990 (which among other things, deals with liability for oil spills and requires a certificate of financial responsibility for vessels operating in United States waters), or within the jurisdiction of various states would apply to SMCP. One major development in federal legislation was the passage of the Coast Guard Authorization Act of 1996 which amends a provision of the Johnson Gambling Devices-Transportation Act of 1951 prohibiting gaming on federal waters, including Lake Michigan. As a result of this amendment, riverboat casinos, such as the Casino Vessel, will be able to conduct cruises on Lake Michigan within boundaries of the State of Indiana and "mock cruises" will only be permitted pursuant to the exceptions authorized by the Riverboat Gambling Act.

     In addition, Congress has passed a bill which would establish a National Gambling Impact and Policy Commission (the "Policy Commission") to study the economic impact of gambling on the United States, the individual States and Native American tribes. Additional federal regulation may occur due to the initiation of hearings by the Policy Commission. Any new federal legislation could have a material adverse effect on the Company. Although SMCP does not anticipate making material expenditures with respect to such laws and regulations, the applicability of such laws and regulations may result in additional costs to SMCP.

EMPLOYEES

     SMCP currently has approximately 250 employees. When the East Chicago Showboat commences operations, management anticipates the employment of approximately 1,900 employees -- some of whom may be subject to collective bargaining agreements.

FORWARD-LOOKING INFORMATION

     Certain information included in this Annual Report on Form 10-K and in other materials filed or to be filed by the Company with the Securities and Exchange
Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain or include, forward-looking statements within the meaning of

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements address, among other things, the effects of competition, plans for projects currently under development, plans for property enhancements, business development activities, financing sources and the effects of regulation (including gaming licensure and regulation and state and local regulation). Such forward looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These uncertainties and risks include, but are not limited to, those relating to conducting operations at a newly or recently developed site or in a jurisdiction for which gaming has recently been permitted, changes in gaming, state and local laws and regulations, development and construction activities, leverage and debt service requirements (including sensitivity to fluctuation in interest rates), general economic conditions, changes in federal or state tax laws, action taken under application for licenses (including renewals) and approvals under applicable laws and regulations (including gaming laws and regulations) and the legalization of gaming in certain jurisdictions.

ITEM 2.   PROPERTIES

     On  October  19,  1995,  SMP entered  into  a  Redevelopment
Project Lease ("the Project Lease") with the City of East Chicago, Department of Redevelopment, pursuant to which the City of East Chicago granted SMP a leasehold interest for approximately 27 acres in East Chicago, Indiana (the "Leased Premises") to construct and operate the East Chicago Showboat for a period of thirty (30) years from the date SMP received the certificate of suitability from the Indiana Commission (the "Commencement Date"). As a result of the March 28, 1996 transfer of assets and liabilities from SMP to SMCP, SMP assigned the Lease Agreement to SMCP. SMCP may elect to renew the term for two additional thirty year terms. The Project Lease obligates SMCP to pay the City of East Chicago $400,000 in annual rent with an adjustment every three years by the same percentage as the percentage increase in the Consumer Price Index over the previous three years not to exceed 105% of the previous annual rental. The interests of SMCP in the Project Lease are subject to a leasehold mortgage executed in conjunction with the Company's 13 1/2 % Series B First Mortgage Notes Due 2003. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements."

     On October 22, 1996, SMCP entered into a lease (the "Lease") with 3600 Michigan Company, Ltd. which granted SMCP with a leasehold interest in certain property in East Chicago, Indiana for the purposes of using the land for off-site employee parking. The Lease is for a term of three (3) years and may be renewed at the option of SMCP for two (2) additional five (5) year terms. The Lease obligates SMCP to pay 3600 Michigan Company, Ltd. a monthly rent of $4,631.28 with an adjustment on the first of May of each year of the lease term to reflect increases or decreases in real estate taxes per acre assessed against the leased premises.

     In   addition  to  these  leasehold   interests,  SMCP  will
own the Casino Vessel which arrived in the City of East Chicago from Jacksonville, Florida in December 1996 and continues  to  be  constructed  at  its  berth  in  the  Pastrick
Marina.    SMCP's   interests  in   the  Casino  Vessel  will  be
subject to a first preferred ship mortgage executed in conjunction with the Company's 13 1/2% Series B First Mortgage Notes Due 2003 at such time as the title to the Casino Vessel is transferred from the builder of the Casino Vessel to SMCP. See "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements."

     The Company currently has all land necessary for the development of the East Chicago Showboat.

ITEM 3.   LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
           STOCKHOLDER MATTERS

     SMCP does not possess a class of common equity and its partnership interests have not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934, and the partnership interests are not publicly traded. As of the date hereof, a subsidiary of Showboat beneficially holds 55% of the partnership interests of SMCP and Waterfront beneficially holds 45% of the partnership interests of SMCP. With respect to SMFC, all 1,000 shares of common stock, $1.00 par value as of December 31, 1996, outstanding, is owned by SMCP and has not been registered under the Securities Act of 1933 nor under Section 12 of the Securities Exchange Act of 1934, and it is not publicly traded.

     To  date,  SMCP  has  not  made  any  distributions  on  its partnership interests. The First Mortgage Note Indenture restricts the ability of SMCP to declare or make distributions on the partnership interests. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Item 8. Financial Statements and Supplementary Data - Notes to Financial Statements

ITEM 6.   SELECTED FINANCIAL DATA

     As noted in "Part I Item 1. Business--General," SMP contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to SMCP as of March 28, 1996. The selected financial data presented below for the period from March 29, 1996 (the commencement of development of SMCP) to December 31, 1996 and the cumulative period from January 31, 1994 through December 31, 1996 have been derived from the consolidated financial statements of SMCP and SMP. The selected financial data should be read in conjunction with "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." SMCP is in the development stage and has had no operating results.




                                           SMCP

                                 Period from          Cumulative
                                  March 29,           period from
                                    1996              January 31,
                                (commencement            1994
                                 of development       (inception)
                                   through              through
                                December 31,          December 31,
                                    1996                 1996
                                (in thousands)        (in thousands)
INCOME STATEMENT DATA:
Interest income <F1>.........      4,919                 4,919
Interest expense.............    (14,327)              (14,327)
Capitalized interest.........      4,991                 4,991
Net loss.....................     (4,417)               (4,417)


<F1> SMCP  is  in the development stage and, accordingly,  had no operating revenues during any of the periods presented.
<F2> Includes deficit accumulated during the development stage of
     $4,417.





                                           SMCP

                                       DECEMBER 31, 1996
                                        (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents....            $       599
Short-term investments held
in escrow....................                 69,002
Total assets.................                187,894
Long-term debt...............                140,000
Total liabilities............                153,311
Partners' capital <F2>.......                 34,583


<F1> SMCP  is  in the development stage and, accordingly,  had no operating revenues during any of the periods presented.
<F2> Includes deficit accumulated during the development stage of
     $4,417.



ITEM 7.     MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

DEVELOPMENT ACTIVITIES

     The operations of SMCP and of SMP have been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, constructing and developing and obtaining financing for the East Chicago Showboat. Subject to obtaining the necessary gaming licenses, other permits and financing, SMCP expects gaming operations at the East Chicago Showboat to commence sometime during the second quarter of 1997.

RESULTS OF OPERATIONS

     SMCP is in the development stage and has capitalized all costs, except for some interest expense. Accordingly, SMCP does not have any historical operating income. SMFC is wholly-owned by SMCP and was incorporated to assist SMCP in financing the East Chicago Showboat. The capitalized costs consist primarily of land improvements, economic development payments, vessel design and construction, legal, audit, consulting and design fees, financing and commitment fees, interest on qualifying assets, and gaming application fees, all associated with the development of the East Chicago Showboat. SMCP anticipates that the results of its first quarter of operations will be adversely affected by the write-off at opening of certain preopening costs and should not be indicative of future operations. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of SMCP. While SMCP believes that the East Chicago Showboat will be able to attract a sufficient number of customers and achieve the level of activity necessary to permit SMCP and SMFC to meet their obligations, there can be no assurance with respect thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Since its inception, SMCP has met its capital requirements through the $39.0 million capital contribution (the "Capital Contribution") and the $133.7 million net proceeds from the offering (the "Offering") of its 13 1/2% Series A First Mortgage Notes due 2003 (the "Old Notes"). On August 12, 1996 SMCP and SMFC exchanged the Old Notes with registered notes, the 13 1/2% Series B First Mortgage Notes due 2003 (the "New Notes"). The Old Notes were, and the New Notes have been issued under the Indenture dated as of March 26, 1996 (the "Note Indenture") between SMCP, SMFC and American Bank National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes. The New Notes and the Old Notes are collectively referred to as the "Notes."

     The funds necessary to design, develop, construct, equip and open the East Chicago Showboat are expected to be derived from the Capital Contribution, the proceeds from the Offering, and capital lease financing. SMCP has authorized an increase in the budget of up to $5.0 million to be used for interior upgrades including an upscale restaurant and additional funding for employee training thereby increasing the budget for the construction of the East Chicago Showboat to $200.0 million. The increase in the budget is principally being provided through equipment lease commitments provided by SMCP's equipment lease providers. PDS Financial Corporation is providing an equipment lease in the amount of $11.0 million (the "PDS Commitment") and FINOVA Capital Corporation is providing a loan in the amount of the lesser of $11.0 million or SMCP's cost to acquire the Equipment (defined in the Commitment Agreement) (the "FINOVA Commitment"). The PDS Commitment and the FINOVA Commitment will be secured by the equipment purchased with the proceeds of the PDS Commitment and the FINOVA Commitment, respectively. The PDS Commitment is for a term of 48 months and the rate is fixed two weeks prior to closing of each lease schedule at four hundred fifty (450) basis points over the four (4) year Treasury Note rate as published daily in THE WALL STREET JOURNAL. The term of the FINOVA Commitment is for an initial period ending no later than October 1, 1997 (the "Initial Term") at which time, subject to certain conditions, the FINOVA Commitment shall be converted into a term loan for a period of three years (the "Term Period"). During the Initial Term the FINOVA Commitment shall accrue interest at the announced Citibank, N.A., New York, New York prime rate plus 2% per annum. During the Term Period, the FINOVA Commitment shall accrue interest
at  the   highest  yield  for  Treasury  Notes  with  a  maturity
date on or closest to the Maturity Date of the FINOVA Commitment, as published in THE WALL STREET JOURNAL plus 4.90% per annum. SMCP is currently finalizing these agreements with its capital lease providers. Management believes that it has sufficient sources of funds for the construction of the East Chicago Showboat. The funds provided by these sources are expected to be sufficient to develop and commence operations of the East Chicago Showboat. However, there can be no assurance that such funds in themselves will be sufficient for the development and construction of the East Chicago Showboat.

     SMCP has entered into a fixed price contract for the construction of the Casino Vessel and has entered into fixed or guaranteed maximum price contracts with specific completion dates for substantial portions of the Pavilion and other structures comprising the East Chicago Showboat. Fixed or guaranteed maximum price contracts are subject to price adjustments if the plans and specifications are changed. The unspent portion of the Capital Contribution and the net proceeds of the Offering have been deposited into an escrow account (the "Escrow Account") and invested in short-term investments. The funds are disbursed pursuant to the Escrow and Disbursement Agreement for the construction of the East Chicago Showboat. A subsidiary of Showboat is acting as the escrow and disbursement agent pursuant to the Escrow and Disbursement Agreement. Showboat has entered into a completion guarantee (the "Completion Guarantee") committing up to $30.0 million, subject to certain exceptions, qualifications and limitations, to complete the Minimum Facilities (as defined in the Completion Guarantee). Showboat has also provided a standby equity commitment (the "Standby Equity Commitment") pursuant to which it has agreed to cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP during the first three Operating Years (as defined in the Standby Equity Commitment Agreement). The Standby Equity Commitment is triggered when SMCP's Combined Cash Flow (as defined in the Standby Equity Commitment) does not reach $35.0 million in any one such Operating Year, subject to certain terms and conditions. However, in no event shall Showboat be required to contribute more than $15.0 million in respect of any one such Operating Year. The Completion Guarantee and the Standby Equity Commitment are subject to certain limitations, qualifications, and exceptions.

     The Notes mature on March 15, 2003. Interest payment dates under the Notes are March 15 and September 15 of each year with the first payment made on September 15, 1996. The Notes are senior secured obligations of SMCP. The Notes rank PARI PASSU, or on a parity with, in right of payment with all existing and future senior indebtedness of SMCP and senior in right of payment to all future Subordinated Indebtedness of SMCP. The Notes are without recourse to the general partners of SMCP or to Showboat. Terms not otherwise defined herein have the meanings assigned to them in the Note Indenture. The Notes are secured by a first lien on substantially all of SMCP's assets. The Note Indenture places significant restrictions on SMCP for the incurrence of additional Indebtedness, the creation of additional Liens on the Collateral securing the Notes, transactions with Affiliates and making Restricted Payments unless certain conditions are met. Restricted Payments include paying a management fee to SMP. In order to pay the management fee, among other things, SMCP's Fixed Charge Coverage Ratio must be greater than 1.5 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment. To make any other Restricted Payment SMCP must, among other things, have a Fixed Charge Coverage Ratio of 2.0 to 1.0 for the most recently ended four full fiscal quarters, after giving effect to such Restricted Payment.

     The Notes may be redeemed at the option of SMCP, in whole or in part, at any time on and after March 15, 2000, at the redemption prices set forth in the Note Indenture, plus accrued and unpaid interest and liquidated damages thereon, if any, through the redemption date. Upon a Change of Control, each holder of the Notes will have the right to require SMCP to repurchase all or part of such holder's Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages thereon, if any, to the date of repurchase. The Note Indenture contains certain covenants that, among other things, limit the ability of SMCP and its Restricted Subsidiaries to incur additional Indebtedness and issue Disqualified Stock, pay dividends or make other distributions, repurchase Equity Interests or Subordinated Indebtedness, engage in certain lease transactions, create certain liens, enter into transactions with affiliates, sell assets, issue or sell certain Equity Interests of SMCP's subsidiaries or enter into certain mergers and consolidations.

     Following the commencement of operations of the East Chicago Showboat, SMCP expects to fund its operating debt service and capital needs from operating cash flow. Based upon SMCP's anticipated future operations, management believes that available cash flow from the East Chicago Showboat's future operations, together with the proceeds from the offering and the capital contribution, will be adequate to meet SMCP's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal, interest and liquidated damages, if any, on the Notes for the foreseeable future. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing is contemplated, SMCP will seek, if necessary and to the extent permitted under the Indenture, additional financing through bank borrowings, debt or equity financings. There can be no assurance that additional financing, if needed, will be available to SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

SEASONALITY

     SMCP anticipates that activity at the East Chicago Showboat will be affected by weather conditions typical to the region. Although SMCP has no operating history, SMCP anticipates that most business activity will occur from May through September rather than from October through April when the region experiences harsher weather. Accordingly, SMCP's results of operations may fluctuate from quarter to quarter and the results for any fiscal quarter may not be indicative of results for future fiscal quarters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Report of Independent Auditors

          Consolidated Balance Sheet as of December 31, 1996.

          Consolidated    Statements   of   Operations  for   the
          Period         from        March        29,        1996

          (commencement of development) through December 31, 1996 and cumulative period from January 31, 1994 (inception) through December 31, 1996.

          Consolidated  Statement of Partners'  Capital  for  the
          Period   from   March   29,   1996   (commencement   of
          development) through December 31, 1996.

          Consolidated Statements of Cash Flows for the Period from March 29, 1996 (commencement of development) through December 31, 1996 - Partnership, the Period from January 1, 1996 through March 28, 1996, the year ended December 31, 1995, and the period from January 31, 1994 (inception) through December 31, 1994 - Predecessor and the cumulative period from January 31, 1994 (inception) through December 31, 1996.

          Notes to Consolidated Financial Statements.

                  INDEPENDENT AUDITORS' REPORT

The Partners
Showboat Marina Casino Partnership:

We have audited the accompanying consolidated balance sheet of Showboat Marina Casino Partnership and subsidiary (a development stage entity) (Partnership) as of December 31, 1996 and the related consolidated statements of operations, partners' capital, and cash flows for the period from March 29, 1996 (commencement of development) through December 31, 1996, the related statements of cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996, the year ended December 31, 1995, the period from January 31, 1994 (inception) through December 31, 1994, and the cumulative statements of operations and cash flows for the period from January 31, 1994 (inception) through December 31, 1996 for the Partnership and Predecessor combined. These consolidated financial statements are the responsibility of the Partnership's and Predecessor's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Showboat Marina Casino Partnership and subsidiary (a development stage entity) as of December 31, 1996, and the results of their operations and cash flows for the period from March 29, 1996 (commencement of development) through December 31, 1996; the cash flows of the Predecessor for the period from January 1, 1996 through March 28, 1996, the year ended December 31, 1995, the period from January 31, 1994 (inception) through December 31, 1994, and the cumulative results of operations and cash flows for the Partnership and Predecessor combined for the period from January 31, 1994 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.


Las Vegas, Nevada                             KPMG Peat Marwick LLP

January 24, 1997


                    SHOWBOAT MARINA CASINO PARTNERSHIP
                       (A Development Stage Entity)

                        Consolidated Balance Sheet

                            December 31, 1996
                             (In thousands)

                                  ASSETS
Cash and cash equivalents....................................   $     599
Short-term investments held in escrow........................      69,002

Interest receivable..........................................       1,601

Property and equipment:
   Land improvements.........................................       2,123
   Furniture, fixtures and equipment.........................         764
   Construction in progress..................................      97,714
            Total property and equipment.....................     100,601

Licensing costs..............................................       2,373
Economic development costs...................................       5,264
Debt issuance costs..........................................       6,296
Other assets.................................................       2,158
                                                               ---------------
                                                                   16,091
                                                               ---------------
                                                                $ 187,894
                                                               ---------------

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable.............................................   $   3,717
Construction payables........................................       4,037
Accrued interest.............................................       5,557
Long-term debt...............................................     140,000
            Total liabilities................................     153,311

Commitments and contingencies................................         ---

Partners' capital (includes deficit accumulated during the
   development stage of $4,417)..............................      34,583
                                                               ---------------
                                                                $ 187,894
                                                               ---------------


  See accompanying notes to consolidated financial statements

                    SHOWBOAT MARINA CASINO PARTNERSHIP
                       (A Development Stage Entity)

                   Consolidated Statements of Operations
                             (In thousands)

                                                                   PERIOD FROM            CUMULATIVE
                                                                 MARCH 29, 1996          PERIOD FROM
                                                                 (COMMENCEMENT         JANUARY 31, 1994
                                                                 OF DEVELOPMENT)          (INCEPTION)
                                                                     THROUGH                THROUGH
                                                                   DECEMBER 31,           DECEMBER 31,
                                                                       1996                   1996
                                                               --------------------   --------------------
Interest income.............................................. $       4,919          $       4,919

Interest expense.............................................        14,327                 14,327
Less interest capitalized....................................         4,991                  4,991
       Net interest expense..................................         9,336                  9,336

       Net loss accumulated during the development
          stage.............................................. $      (4,417)          $     (4,417)
                                                               --------------------   --------------------

  See accompanying notes to consolidated financial statements


                 SHOWBOAT MARINA CASINO PARTNERSHIP
                   (A Development Stage Entity)

            Consolidated Statement of Partners' Capital

    Period from March 29, 1996 (commencement of development)
                    through December 31, 1996
                          (In thousands)

                                                                           SHOWBOAT
                                                            SHOWBOAT        MARINA
                                                             MARINA       INVESTMENT
                                                           PARTNERSHIP    PARTNERSHIP      TOTAL
                                                          -------------  -------------  -----------
Balance at beginning of period.........................  $       ---    $      ---     $     ---

Capital contributions..................................       21,897           390        22,287

Net loss accumulated during the development stage......       (4,373)          (44)       (4,417)

Transfer of net assets from Showboat Marina
     Partnership.......................................       16,713           ---        16,713
                                                          -------------  -------------  -----------
Balance at end of December 31, 1996....................  $    34,237    $      346     $  34,583
                                                          -------------  -------------  -----------


  See accompanying notes to consolidated financial statements



         SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A Development Stage Entity)
                                AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

              Consolidated Statements of Cash Flows
                          (In thousands)

                                              PARTNERSHIP              PREDECESSOR
                                           ----------------   ------------------------------
                                              PERIOD FROM
                                            MARCH 29, 1996       PERIOD
                                              (COMMENCE-          FROM
                                                MENT OF         JANUARY 1,
                                             DEVELOPMENT)         1996
                                                THROUGH         THROUGH        YEAR ENDED
                                             DECEMBER 31,       MARCH 28,     DECEMBER 31,
                                                 1996             1996            1995
                                           ----------------  -------------------------------
Cash flows from operating activities:
  Net loss...............................   $    (4,417)        $     ---       $     ---
  Interest receivable....................        (1,601)              ---             ---
  Licensing costs........................           ---              (276)         (1,467)
  Other assets...........................        (1,733)              (68)           (337)
  Accounts payable.......................         2,771               443             503
  construction payables..................         4,037               ---             ---
  Accrued interest.......................         5,557               ---             ---
      Net cash provided by (used in)         -------------    --------------   -------------
       operating activities..............         4,614                99          (1,301)
                                             -------------    --------------   -------------
Cash flows from investing activities:
  Economic development costs.............        (4,144)               (7)         (1,113)
  Land improvements......................           ---              (286)         (1,790)
  Purchase of property and
    equipment............................          (110)             (198)           (456)
  Purchase of short-term investments.....       (69,002)              ---             ---
  Payments for construction in
    progress.............................       (87,300)           (5,246)         (4,239)
      Net cash used in investing             -------------    --------------   -------------
       activities........................      (160,556)           (5,737)         (7,598)
                                             -------------    --------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of notes
    payable, net of issuance costs.......       134,254              (550)            ---
  Capital contributions..................        22,287             5,830           9,257
      Net cash provided by financing         -------------    --------------   -------------
       activities........................       156,541             5,280           9,257
                                             -------------    --------------   -------------
      Net increase (decrease)
       in cash...........................           599              (358)            358

Cash at beginning of period..............           ---               358             ---
                                             -------------    --------------   -------------
Cash at end of period....................   $       599         $     ---       $     358
                                             -------------    --------------   -------------




         SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A Development Stage Entity)
                                AND
            SHOWBOAT MARINA PARTNERSHIP (PARTNERSHIP)

              Consolidated Statements of Cash Flows
                          (In thousands)

                           (CONTINUED)


                                               PREDECESSOR       CUMULATIVE
                                             ---------------   ---------------
                                               PERIOD FROM       PERIOD FROM
                                                JANUARY 31,      JANUARY 31,
                                                   1994              1994
                                               (INCEPTION)       (INCEPTION)
                                                 THROUGH           THROUGH
                                               DECEMBER 31,      DECEMBER 31,
                                                   1994              1996
                                             ---------------   ---------------
Cash flows from operating activities:
  Net loss...............................  $           ---    $      (4,417)
  Interest receivable....................              ---           (1,601)
  Licensing costs........................             (630)          (2,373)
  Other assets...........................              (20)          (2,158)
  Accounts payable.......................              ---            3,717
  Construction payables..................              ---            4,037
  Accrued interest.......................              ---            5,557
      Net cash provided by (used in)         ---------------   ---------------
       operating activities..............             (650)           2,762
                                             ---------------   ---------------
Cash flows from investing activities:
  Economic development costs.............              ---           (5,264)
  Land improvements......................              (47)          (2,123)
  Purchase of property and
    equipment............................              ---             (764)
  Purchase of short-term investments.....              ---          (69,002)
  Payments for construction in
    progress.............................             (929)         (97,714)
      Net cash used in investing             ---------------   ---------------
       activities........................             (976)        (174,867)
                                             ---------------   ---------------
Cash flows from financing activities:
  Proceeds from issuance of notes
    payable, net of issuance costs.......              ---          133,704
  Capital contributions..................            1,626           39,000
      Net cash provided by financing         ---------------   ---------------
       activities........................            1,626          172,704
                                             ---------------   ---------------
      Net increase (decrease)
       in cash...........................              ---              599

Cash at beginning of period..............              ---              ---
                                             ---------------   ---------------
Cash at end of period....................  $           ---    $         599
                                             ---------------   ---------------


  See accompanying notes to consolidated financial statements

          SHOWBOAT MARINA CASINO PARTNERSHIP (PARTNERSHIP)
                  (A DEVELOPMENT STAGE ENTITY)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)
           Notes to Consolidated Financial Statements
                        December 31, 1996



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

          The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (a development stage entity) (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC) as of December 31, 1996 and for the period from March 29, 1996 (commencement of development) through December 31, 1996. These financial statements also present the cash flows of Showboat Marina Partnership (SMP or Predecessor) for the period from January 1, 1996 through March 28, 1996, the year ended December 31, 1995 and the period from January 31, 1994 (inception) through December 31, 1994. The Predecessor had no operations through March 28, 1996 other than development and licensing activities, the costs of which were capitalized and subsequently contributed to the SMCP as described below. Therefore a statement of operations is not applicable.

          SMCP is a general partnership and was formed as of March 1, 1996 for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan. The complex will consist of a casino gaming vessel and a land based support facility (the East Chicago
   Showboat). The East Chicago Showboat is expected to contain approximately 53,000 square feet of gaming space with approximately 1,770 slot machines and approximately 90 table games (including 5 poker tables). The land based facility is expected to consist of a pavilion, parking garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a coffee shop, hydraulic bandstand platform, upscale restaurant, cocktail lounge, gift shop, ticket/promotions area as well as administrative offices. The current design includes an 1,800 space parking garage and 1,000 surface parking spaces. SMFC was incorporated on March 7, 1996 to assist SMCP in financing the East Chicago Showboat. The Predecessor was formed on January 31, 1994 and had been developing the project prior to the formation of SMCP.

          SMCP is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. SMCP is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests.

          The Predecessor had applied for the sole riverboat owner's license allocated to East Chicago, Indiana and was granted a certificate of suitability ( the Certificate of

   Suitability) by the Indiana Gaming Commission on January 8, 1996. On March 20, 1996, the Predecessor received approval to transfer the Certificate of Suitability to SMCP. As of March 27, 1996, the Predecessor contributed the Certificate of Suitability, and on March 28, 1996 all of its assets (except for the capital stock of East Chicago Second Century, Inc.), liabilities and obligations were contributed to SMCP. The Certificate of Suitability was subsequently renewed by the Indiana Gaming Commission through June 1, 1997.

          Predecessor will manage the East Chicago Showboat through December 31, 2023 and will receive fees equal to 2% of net revenue and 5% of EBITDA, as defined in the management agreement. Showboat, the beneficial owner of 55% of the Predecessor, will be the Managing Partner of the Predecessor. The management agreement requires SMCP to construct the facilities, install the furniture, fixtures and equipment and pay for all preopening costs. After commencement of operations, SMCP shall advance, on a timely basis, the funds necessary to conduct the affairs of and maintain the East Chicago Showboat.

   CASH EQUIVALENTS

          SMCP considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

   SHORT-TERM INVESTMENTS

          Short-term investments as of December 31, 1996 consists of U.S. Treasury bills and mortgage-backed corporate debt securities which mature at various dates through July 1997. SMCP classifies these securities as available-for-sale as they will be liquidated as needed to fund construction contracts. These securities are recorded at fair value as of December 31, 1996. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of partners' capital until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Unrealized and realized gains were not material as of or for the period ended December 31, 1996.

   INTEREST COSTS

          Interest   is  capitalized  in  connection   with   the
   construction of major facilities. The capitalized interest is recorded as part of the asset in which it relates and will be amortized over the asset's useful life.

   PREOPENING COSTS

          Preopening costs will be capitalized until operations of the riverboat casino complex commence, at which time the costs will be written off upon opening. The preopening costs consist primarily of payroll, consulting fees, training and related travel costs.

   ECONOMIC DEVELOPMENT COSTS

          SMCP   has  incurred  certain  costs  pursuant  to   an
   agreement with the City of East Chicago to fund various projects and programs for the benefit of East Chicago residents. Fifty percent of a portion of these costs may be credited as an offset against taxes due to East Chicago based on gross receipts for a period not to exceed two years. Any costs incurred which are not eligible to be offset will be amortized over fifteen years which is management's best estimate of the time period benefited by such costs.

   LICENSING COSTS

          SMCP is incurring costs in order to obtain the necessary gaming licenses, including legal costs, filing and investigation fees, which are being capitalized until commencement of operations, at which time such licensing costs will be amortized over five years, the initial term of the gaming license.

   ORGANIZATIONAL COSTS

          SMCP is in the development stage and is currently incurring organizational costs which are being capitalized until operations of the riverboat casino complex commence, at which time such organizational costs will be amortized over a five year period. Organizational costs consist primarily of legal fees associated with establishing the business.

   DEBT ISSUANCE COSTS

          Costs associated with the issuance of debt have been deferred and are amortized over the life of the related indebtedness using the straight line method.

   INCOME TAXES

          A provision for income taxes is not recorded because, as a partnership, taxable income or loss is allocated and taxed to the partners based on their respective percentage of ownership. There is no significant difference between bases of assets and liabilities for tax purposes and financial reporting purposes.

   FAIR VALUE OF CERTAIN FINANCIAL INSTRUMENTS

          The carrying amount of cash equivalents, interest receivable, accounts payable, construction payables and accrued interest approximates fair value because of the short term maturity of these instruments. See Note 5 for additional fair value disclosures.

   USE OF ESTIMATES

          Management of SMCP has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)  SHORT-TERM INVESTMENTS HELD IN ESCROW

          The cash received from the sale of the 13% first mortgage notes, together with the funds received from capital contributions were placed in an escrow account and subsequently used to purchase short-term debt securities. Funds can only be released by the escrow agent (an affiliate of Showboat) after certain conditions are met. These conditions include that SMCP deliver a certificate certifying as to, among other things, the application of the funds to be disbursed, the conformity of construction undertaken to date with the plans and specifications, the expectation that East Chicago Showboat will be operating by October 1, 1997, the obtaining of mechanic's and materialmen's lien releases and title insurance policies or endorsements to existing title insurance policies insuring against any intervening liens, the accuracy of the construction budget for the East Chicago Showboat and the sufficiency of remaining funds to complete the East Chicago Showboat. The escrow agreement provides
   that   any   funds  remaining  in  the  escrow  account   upon
   commencement of operations may be disbursed once SMCP generates at least $5,000,000 of combined cash flow in one fiscal quarter.

(3)  LAND IMPROVEMENTS

          On October 19, 1995, the Predecessor entered into a Redevelopment Project Lease (which was transferred to SMCP) with the City of East Chicago, Department of Redevelopment pursuant to which the City of East Chicago granted SMCP a leasehold interest in certain property in East Chicago, Indiana and the exclusive right to dock and operate a riverboat casino in East Chicago, Indiana and to construct ancillary land based facilities, which may include restaurants, entertainment facilities and parking areas. SMCP is in the process of improving the land covered by the lease and constructing land based facilities thereon.

          In exchange for such exclusivity, SMCP is obligated to pay East Chicago $400,000 in annual rental with such rental being adjusted every three years by the same percentage as the percentage increase in the Consumer Price Index (CPI) over the previous three years subject to a maximum 5% increase for each adjustment.

          The term of the lease agreement is thirty years from the date SMCP received the Certificate of Suitability from the Indiana Gaming Commission which occurred on January 8, 1996, which term may be renewed for two additional thirty year terms at the election of SMCP. SMCP shall complete construction within 18 months of receiving the Certificate of Suitability or shall pay the City of East Chicago $250,000 per additional month needed for construction, unless SMCP has opened a temporary riverboat casino.

          If someone other than SMCP receives the license to operate the East Chicago Showboat or SMCP does not have its license renewed or its license is revoked or suspended, either party may terminate the lease agreement by written notice.

(4)  ECONOMIC DEVELOPMENT AGREEMENT

          The Predecessor entered into an agreement with the City of East Chicago in April 1994, subsequently amended in April 1995 and clarified through oral and written presentations to the Indiana Gaming Commission. This agreement was transferred to SMCP on March 27, 1996 after approval from the Indiana Gaming Commission.

          The agreement requires SMCP to: (1) provide certain fixed incentives of approximately $16.4 million to the City of East Chicago and its agencies for transportation, job training, home buyer assistance and discrete economic development initiatives; (2) pay 3% of adjusted gross receipts to the City of East Chicago and two not-for-profit foundations -- 1% to each entity -- for its public schools and housing and commercial development; (3) pay 0.75% of adjusted gross receipts for community development projects to East Chicago Second Century, Inc., a for-profit corporation owned by SMP ("Second Century"); and (4) complete the Washington High School site town home development with a total projected cost of $5.0 million. Funding for the
   Washington High School site project will be derived from contributions to Second Century from SMCP as well as funds from other third-party sources.

          Fifty percent (50%) of the fixed sums contributed by SMCP toward certain projects will be credited against the 1% share of adjusted gross receipts payable to the City of East Chicago only during the first and, if necessary, second year of operation, unless otherwise approved by the City of East Chicago for credit in subsequent years. The timing of these expenditures has not yet been agreed to with the City of East Chicago.

          SMCP will also reimburse the City of East Chicago for certain expenses incurred by the City of East Chicago in connection with the development of the East Chicago Showboat. SMCP is committed to these expenditures whether or not an owner's license is granted. As of December 31, 1996, SMCP has expended $5.3 million pursuant to this agreement.

(5)  LONG-TERM DEBT

          On March 28, 1996, SMCP and SMFC issued $140,000,000 (the offering) in the aggregate principal amount of 13-1/2% Series A First Mortgage Notes due 2003 (the Old Notes) through a private placement. The proceeds from the offering were approximately $133,700,000, net of underwriting discounts and commissions. The net proceeds are being used to develop the East Chicago Showboat.

          On August 12, 1996, SMCP and SMFC exchanged the Old Notes with registered notes, the 13-1/2% Series B First Mortgage Notes due 2003 (the New Notes). The Old Notes were, and the New Notes have been issued under the Indenture dated as of March 26, 1996 ( the Note Indenture) between SMCP, SMFC and American Bank National Association as Trustee
   (in such capacity, the Trustee or Registrar). The form and terms of the New Notes are identical in all material respects to the form and terms of the Old Notes. The New Notes and the Old Notes are collectively referred to as the Notes.
   The Notes are secured by, among other things, a leasehold mortgage on the lease between SMCP and the City of East

   Chicago and will be secured by a first preferred ship mortgage on the casino gaming vessel once title to the vessel is transferred from the ship builder to SMCP.

          Interest is payable on the Notes semiannually on March 15, and September 15 of each year commencing September 15, 1996. The Notes will not be redeemable prior to March 15, 2000, except as otherwise required by a gaming authority. On and after March 15, 2000, the Notes will be redeemable at the option of SMCP, in whole or in part, at redemption prices ranging from 106.750% in 2000 to 100.000% in 2002 and thereafter, as defined in the Note Indenture for the Notes, plus accrued and unpaid interest and liquidated damages, if any.

          The Note Indenture places significant restrictions on the incurrence of additional indebtedness, the creation of additional liens on the collateral securing the Notes,
   transactions   with   affiliates  and   payment   of   certain
   restricted payments.

          The fair value of the Notes was $154.7 million at December 31, 1996 based on quoted market prices.

(6)  COMMITMENTS AND CONTINGENCIES

          SMCP has a noncancelable operating lease for certain property in East Chicago, Indiana, which will be used for off-site employee parking. The lease is for a term of three years and may be renewed at the option of SMCP for two additional five year terms. Rental payments are $4,631 per month with an adjustment on the first May of each year of the lease term to reflect increases or decreases in real estate taxes per acre assessed against the leased premises. Total rent expense associated with this lease for the period ending December 31, 1996, of $9,262 was capitalized as a development cost. Future minimum lease payments will be $55,572, $55,572 and $46,310 for the years ended December 31, 1997, 1998 and 1999, respectively.

          SMCP has entered into numerous agreements and financial commitments for the construction of leasehold improvements as well as to promote the economic development of the City of East Chicago that must be completed whether or not an owner's license is issued to SMCP. In the event an owner's license is not issued, the fulfillment of these commitments as well as the potential failure to realize the costs already expended could have a material adverse impact on the financial condition of SMCP.

          Atlantic Marine, Inc. has been retained to build and equip the riverboat. The current contract price is $38,500,000, but is subject to adjustments, if any, as set forth in the contract. SMCP expended approximately
   $33,700,000 related to this contract through December 31, 1996.

          Tonn & Blank, Inc., in joint venture with KLM Construction, Inc., has been retained to build and construct the approximately $40,000,000 land based facilities of the East Chicago Showboat. The general construction contract provides for payment of a basic fee of $1,700,000 and general conditions of $1,200,000 for the general contractor services. In addition, the joint venture may bid on the subcontracts for construction at the East

   Chicago Showboat. The joint venture has been selected as the subcontractor for the construction of building concrete, structural steel erection and pilecaps for the East Chicago Showboat, at a construction cost of approximately $3,800,000. SMCP expended approximately $3,300,000 on construction contracts with the joint venture through December 31, 1996.

          Luhr  Bros.,  Inc.,  has  been retained  to  build  the
   breakwater, mooring/fendering bulkhead and to perform basin dredging necessary for the marina operations of the East Chicago Showboat. The contract is a fixed price contract for $14.5 million and is subject to adjustments based on design changes related to the development. SMCP expended approximately $11,200,000 related to this contract through December 31, 1996.

          International  Gaming Technology -  North  America  and
   Casino Data Systems have been contracted to supply slot machines for $9,500,000 and an electronic gaming tracking system for $1,500,000, respectively.

(7)  PARTNERS' CAPITAL

          Showboat,   beneficial  owner  of  55%  of  SMCP,   has
   committed  to a standby equity commitment of up to $30,000,000
   and  a  completion  guarantee of $30,000,000.   The  terms  of
   these agreements are as follows:

          The standby equity commitment provides that if during any of the first three full four-quarter periods after the riverboat is operating SMCP's combined cash flow is less than $35,000,000 for any such full fiscal four-quarter period, Showboat will cause to be contributed capital equal to the shortfall. However, in no event shall Showboat be required to cause to be contributed more than $15,000,000 in any one such full fiscal four-quarter period or more than $30,000,000 in the aggregate.

          Showboat has also agreed to complete the Minimum Facilities (as defined in the Completion Guarantee) so that the project becomes operating and will guarantee the payment of all project costs owing prior to such completion. The completion guarantee will be subject to certain limitations, qualifications and exceptions. This obligation goes into effect only in the event there are insufficient funds to meet the costs of developing, constructing and opening the riverboat and is limited to $30,000,000 in the aggregate.

(8)  RELATED PARTY TRANSACTIONS

          As discussed in Note 6, the East Chicago Showboat has entered into a construction contract with Tonn & Blank, Inc. in joint venture with KLM Construction, Inc. for the purpose of serving as general contractors for the development. Nikos Kefalidis, the President of KLM, beneficially owns 3.0% of SMCP.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following individuals are the directors and executive officers of the partners of SMCP and the directors and executive officers of SMFC. Additionally, SMCP is managed by an Executive Committee comprised of representatives of Showboat and Waterfront and the members of SMCP's Executive Committee are also noted below.

     J. Kell Houssels, III, age 47, is a member of the Executive Committee of SMCP and the President and Chief Executive Officer of SMFC and has held such position since March 1996. Mr. Houssels, III, is also a director with Showboat Indiana, Inc. since its formation. He has been a director of Showboat, Inc. since 1983. He is also President and Chief Executive Officer of Showboat, Inc. and Ocean Showboat, Inc. and director of Showboat, Inc. and all of its subsidiaries. From May 1993 to June 1994, he served as President and Chief Executive Officer of Showboat Development Company. From January 1990 to May 1994, Mr. Houssels, III served as Vice President of Showboat, Inc. From May 1993 to June 1994, he served as President and Chief Executive Officer of Atlantic City Showboat, Inc. and from January 1990 to May 1993, he served as President and Chief Operating Officer of Atlantic City Showboat, Inc.

     J.K.  Houssels,  age 74, is the Chairman  of  the  Board  of
Directors of Showboat and a director of all subsidiaries of Showboat, including Showboat Indiana, Inc. Until May 1994, Mr. Houssels was the President and Chief Executive Officer of Showboat. He is also Vice Chairman of the Board of Union Plaza Hotel and Casino, Inc., Las Vegas, Nevada.

     John D. Gaughan, age 76, is a director of Showboat and a director of all of Showboat's subsidiaries, including Showboat Indiana, Inc. Mr. Gaughan is also the Chairman of the Board and President of Exber, Inc., doing business as the El Cortez Hotel and the Western Hotel and Casino, Las Vegas, Nevada and the Chairman of the Board of the Union Plaza Hotel and Casino, Inc., Las Vegas, Nevada.

     Frank A. Modica, age 69, is a director of Showboat and all of its subsidiaries, including Showboat Indiana, Inc. Until May 1995, Mr. Modica was Chairman of the Board of Atlantic City Showboat, Inc.; until February 1995, he was the Executive Vice President and Chief Operating Officer of Showboat and President and Chief Executive Officer of Showboat Operating Company. Mr. Modica is also a director of First Security Bank, Las Vegas, Nevada.

     H. Gregory Nasky, age 54, is a director of Showboat and all of its subsidiaries, including Showboat Indiana, Inc. Mr. Nasky is also the Executive Vice President of Showboat; the President and Chief Executive Officer of Showboat Development Company; and the Secretary of Showboat and all of Showboat's subsidiaries. From October 1993 to February 1995, Mr. Nasky was the Managing Director and Chief Executive Officer of Showboat Australia Pty Limited and from March 1994 to February 1995 he was the Managing Director and Chief Executive Officer of Sydney Harbour Casino. Since March 1994, he has been of counsel to the law firm of Kummer Kaempfer Bonner & Renshaw, Las Vegas, Nevada, outside legal counsel to Showboat and until

February 1994, a member of the law firm of Vargas & Bartlett, Las
Vegas and Reno, Nevada, previous general counsel to Showboat.

     Mark J. Miller, age 40, is a member of the Executive Committee of SMCP and Director and the Treasurer of SMFC and he has held such positions since March 1996. He has been Executive Vice President-Operations of Showboat, Inc. since June 1994; Vice President-Finance of Ocean Showboat since April 1988; and Vice President-Finance, Chief Financial Officer of Ocean Showboat since April 1991. From May 1994 to May 1995, Mr. Miller served as the President and Chief Executive Officer of Atlantic City Showboat, Inc. From October 1993 to June 1994, he served as Executive Vice President and Chief Operating Officer of Atlantic City Showboat, Inc. and he was Vice President-Finance and Chief Financial Officer of Atlantic City Showboat, Inc. from December 1988 to October 1993.

     J. Keith Wallace, age 55, is a member of the Executive Committee of SMCP, has been the President and Chief Executive Officer of SMCP and Showboat Indiana, Inc. since January 1996 and Director of SMFC since March 1, 1996. From February 1995 to January 1996, Mr. Wallace was the President and Chief Executive Officer of Showboat Operating Company. From May 1993 to February 1995, he was the President and Chief Executive Officer of Lake Pontchartrain Showboat, Inc. and Showboat Louisiana, Inc., from June 1993 to April 1995. Mr. Wallace served as Executive Vice President and Chief Operating Officer of Showboat Louisiana, Inc., and Lake Pontchartrain Showboat, Inc., respectively. From August 1990 to April 1993, Mr. Wallace was the Vice President and General Manager of Showboat Operating Company.

     Jess Hinkle, age 64, has been Vice President of Operations for SMCP since March 1996 and Vice President-Development for Showboat Development Company from August 1993 to February 1996. From August 1992 to 1993, Mr. Hinkle was President and Broker of Record of HSK Realty Corp. in Pleasantville, New Jersey.

     Dominick Gullo, age 54, has been Vice President of Gaming Operations for SMCP since May 1996, the Vice President-Special Projects for Showboat Operating Company from May 1995 to May 1996, and the Casino Manager of Lake Pontchartrain Showboat, Inc. from May 1993 to May 1995. Prior to joining Lake Pontchartrain Showboat, Inc., Mr. Gullo was President and Owner of Gullo Associates, Inc. in Las Vegas, Nevada, from February 1993 to May 1993; Sales Manager of Legacy, Inc. in Las Vegas, Nevada, from December 1992 to February 1993; Sales Manager of Master Care International in Las Vegas, Nevada, from August 1992 to December 1992; and Shift Manager of the Frontier Hotel in Las Vegas, Nevada, from October 1988 to February 1992.

     Joseph G. O'Brien, III, age 34, has been the Vice President of Finance and Administration for SMCP since May 1995, the Vice President - Finance and Chief Financial Officer of Showboat
Indiana, Inc. since April 1996, the Treasurer of Showboat Indiana, Inc. since May 1996 and the Vice President - Finance and Chief Financial Officer of SMFC since March 1996. From June of 1993 until April of 1995, Mr. O'Brien served on the Executive Committee of the Showboat Star Partnership in New Orleans, Louisiana; from February 1995 until April 1995 he served as Acting Chief Operating Officer of the Showboat Star Partnership; and from June 1993 until February of 1995 he served as Controller of the Showboat Star Partnership. Prior to joining the Showboat

Star Partnership, Mr. O'Brien was a certified public accountant with the firm of Ericksen, Krentel, Canton & LaPorte in New
Orleans, Louisiana from July 1984 to June 1993.

     Dominick J. Burzichelli, age 34, is Vice President of Human Resources for SMCP. Mr. Burzichelli has been employed by Showboat since 1986 and has served in the Human Resources department in various capacities including Director and Manager levels. His areas of expertise have included labor relations, recruitment and placement.

     Bob Bilocerkowcyz, age 47, has been Vice President of Marketing for SMCP since July 1996. Prior to joining SMCP, Mr. Bilocerkowcyz worked for Pulte Home Corporation in Bloomfield Hills, Michigan, from September 1994 to June 1996; from November 1992 to September 1994 he was Vice President - Sales and Marketing for R.J. Reynolds-Nabisco International; and from May 1991 to November 1992 he was Vice President for Jim Beam Brands.

     Michael A. Pannos, age 48, is a member of the Executive Committee of SMCP, has been Secretary and Director of SMFC since March 1996 and has been Director and President of Waterfront since July 3, 1993. He is a practicing attorney in the firm of Pannos & Mindel since 1980. Mr. Pannos was elected as Chairman of the Indiana Democratic Party in 1988. He was also elected Vice-President of the Association of Democratic Chairs, and has served as a member of the Rules Committee of the Democratic National Committee.

     Thomas S. Cappas, age 62, is a member of the Executive Committee of SMCP, has been a Director of SMFC since March 1996 and has been Director, Treasurer and Secretary of Waterfront since July 3, 1993. Since 1959, Mr. Cappas has been a practicing attorney in East Chicago, Indiana. Mr. Cappas has held a variety of public sector positions in East Chicago.

EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid by SMCP during 1995 and 1996 to the officers and other persons of SMCP, in all capacities in which they served.




SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION

                                                                   OTHER
NAME AND                                                           ANNUAL
PRINCIPAL POSITION           YEAR      SALARY        BONUS      COMPENSATION
J. Keith Wallace........     1996      $226,604      $150,000   86,429<F4>
 President and Chief         1995      $    ---      $    ---      ---
 Executive Officer

Jess Hinkle.............     1996      $149,737      $ 50,077      ---
 Vice President of           1995      $    ---      $    ---      ---
 Operations

Dominick Gullo..........     1996      $104,548      $ 20,473      ---
 Vice President of Gaming    1995      $    ---      $    ---      ---
 Operations


<F1>  Amounts  represented  in  this  column were received by the named individuals under the Showboat,  Inc.  1994 Executive  Long Term
      Incentive Plan ("1994 Plan").  The 1994  Plan  is   an incentive
      plan of Showboat which provides for awards of restricted stock options to key executives of Showboat's operating
      subsidiaries, including  SMCP executive officers.   The restricted
      shares granted under the 1994 Plan vests over a five-year period,
      with  the   last of the restricted shares of common stock vesting
      in March 1999; provided, however, that vesting on all such restricted shares will accelerate to the date of any change in control of Showboat.
<F2>  Amounts  represented  in  this  column equal the number  of restricted shares of common stock of Showboat granted to the named individuals under the 1994 Plan, multiplied by the closing bid price of Showboat's common stock on the New York Stock
      Exchange on the date of grant, or $24.63 per share.   The number
      and dollar value of unvested restricted shares held on December 31, 1996, based on the closing bid price of Showboat's common stock of $17 1/4 share on December 31, 1996 was: J. Keith Wallace - 4,500 shares ($77,625), Jess Hinkle - 2,400 shares ($41,400), Dominick Gullo - 1,600 shares ($27,600), Joseph G.
      O'Brien,   III  -  2,400  shares  ($41,400),  and  Dominick   J.
      Burzichelli - 800 shares ($13,800).
<F3>  Amounts  represented  in  this  column  equal  the number of shares of common stock of Showboat underlying the stock options and stock appreciation rights granted to the named individuals under the 1994 Plan and the 1996 Stock Appreciation Rights Plan, respectively.
<F4>  Of this amount,  $37,281  represents  a  gross-up  for state income taxes incurred, $29,148 represents a housing allowance and $20,000 represents moving expenses.
<F5>  Amount represents the  number  of shares of common stock of
      Showboat underlying the stock appreciation rights granted to Mr. Wallace under the Showboat, Inc. 1996 Stock Appreciation Rights Plan.
<F6>  This amount represents the vesting of 1,500 shares under the
      1994 Plan.
<F7>  This  amount  represents  $3,974  in excess  coverage  life insurance and $62 in medical reimbursement costs.
<F8>  This amount represents the vesting of  600  shares under the
      1994 Plan.
<F9>  This amount represents excess coverage life insurance.
<F10> This  amount  represents  $2,211  in excess coverage  life insurance, $242 in medical reimbursement costs, and $27,669 for moving expenses.
<F11> This  amount  represents  $929  in  excess  coverage  life insurance and $497 in medical reimbursement costs.
<F12> This amount represents the vesting of 600 shares under the
      1994 Plan.
<F13> This amount primarily represents $1,795 for excess coverage life insurance and medical reimbursement costs and $16,500, $4,129 and $2,198 for a relocation bonus, moving expenses and contributions to Mr. O'Brien's 401(k) Plan account, respectively.
<F14> This  amount  represents  $843  in  excess  coverage  life insurance and $1,053 in medical reimbursement costs.
<F15> This amount represents  the vesting of 200 shares under the
      1994 Plan.
<F16> This amount represents $1,326  for  medical  reimbursement costs, and $11,520 for moving expenses.





SUMMARY COMPENSATION TABLE (CONTINUED)


                                        LONG-TERM COMPENSATION
                                  AWARDS                 PAYOUTS<F1>

                                              SECURI-
                                            TIES UNDER-    LONG- TERM
                             RESTRICTED        LYING        INCENTIVE
NAME AND                       STOCK         OPTIONS/         PLANS       ALL OTHER
PRINCIPAL POSITION           AWARDS<F2>       SARS<F3>       PAYOUTS     COMPENSATION

J. Keith Wallace........       ---          0/48,546<F5>   $ 36,750<F6>   $ 4,036<F7>
 President and Chief           ---            ---          $    ---       $   ---
 Executive Officer

Jess Hinkle.............       ---            ---          $ 14,700<F8>   $11,398<F9>
 Vice President of             ---            ---          $    ---       $   ---
 Operations

Dominick Gullo               24,630          8,000/0       $ 14,700<F8>   $30,122<F10>
 Vice President of Gaming      ---            ---          $    ---       $   ---
 Operations


<F1>  Amounts  represented  in  this  column were received by the named individuals under the Showboat,  Inc.  1994 Executive  Long Term
      Incentive Plan ("1994 Plan").  The 1994  Plan  is   an incentive
      plan of Showboat which provides for awards of restricted stock options to key executives of Showboat's operating
      subsidiaries, including  SMCP executive officers.   The restricted
      shares granted under the 1994 Plan vests over a five-year period,
      with  the   last of the restricted shares of common stock vesting
      in March 1999; provided, however, that vesting on all such restricted shares will accelerate to the date of any change in control of Showboat.
<F2>  Amounts  represented  in  this  column equal the number  of restricted shares of common stock of Showboat granted to the named individuals under the 1994 Plan, multiplied by the closing bid price of Showboat's common stock on the New York Stock
      Exchange on the date of grant, or $24.63 per share.   The number
      and dollar value of unvested restricted shares held on December 31, 1996, based on the closing bid price of Showboat's common stock of $17 1/4 share on December 31, 1996 was: J. Keith Wallace - 4,500 shares ($77,625), Jess Hinkle - 2,400 shares ($41,400), Dominick Gullo - 1,600 shares ($27,600), Joseph G.
      O'Brien,   III  -  2,400  shares  ($41,400),  and  Dominick   J.
      Burzichelli - 800 shares ($13,800).
<F3>  Amounts  represented  in  this  column  equal  the number of shares of common stock of Showboat underlying the stock options and stock appreciation rights granted to the named individuals under the 1994 Plan and the 1996 Stock Appreciation Rights Plan, respectively.
<F4>  Of this amount,  $37,281  represents  a  gross-up  for state income taxes incurred, $29,148 represents a housing allowance and $20,000 represents moving expenses.
<F5>  Amount represents the  number  of shares of common stock of
      Showboat underlying the stock appreciation rights granted to Mr. Wallace under the Showboat, Inc. 1996 Stock Appreciation Rights Plan.
<F6>  This amount represents the vesting of 1,500 shares under the
      1994 Plan.
<F7>  This  amount  represents  $3,974  in excess  coverage  life insurance and $62 in medical reimbursement costs.
<F8>  This amount represents the vesting of  600  shares under the
      1994 Plan.
<F9>  This amount represents excess coverage life insurance.
<F10> This  amount  represents  $2,211  in excess coverage  life insurance, $242 in medical reimbursement costs, and $27,669 for moving expenses.
<F11> This  amount  represents  $929  in  excess  coverage  life insurance and $497 in medical reimbursement costs.
<F12> This amount represents the vesting of 600 shares under the
      1994 Plan.
<F13> This amount primarily represents $1,795 for excess coverage life insurance and medical reimbursement costs and $16,500, $4,129 and $2,198 for a relocation bonus, moving expenses and contributions to Mr. O'Brien's 401(k) Plan account, respectively.
<F14> This  amount  represents  $843  in  excess  coverage  life insurance and $1,053 in medical reimbursement costs.
<F15> This amount represents  the vesting of 200 shares under the
      1994 Plan.
<F16> This amount represents $1,326  for  medical  reimbursement costs, and $11,520 for moving expenses.




SUMMARY COMPENSATION TABLE (CONTINUED)

                                             ANNUAL COMPENSATION

                                                                   OTHER
NAME AND                                                           ANNUAL
PRINCIPAL POSITION           YEAR      SALARY        BONUS      COMPENSATION
Joseph G. O'Brien, III..     1996      $96,300       $36,000       ---
 Vice President Finance      1995      $85,833       $21,120       ---
 and Administration

Dominick J. Burzichelli.     1996      $88,018       $36,000       ---
 Vice President of           1995      $62,468       $21,120       ---
 Human Resources



SUMMARY COMPENSATION TABLE (CONTINUED)

                                        LONG-TERM COMPENSATION
                                  AWARDS                 PAYOUTS<F1>

                                              SECURI-
                                            TIES UNDER-    LONG- TERM
                             RESTRICTED        LYING        INCENTIVE
NAME AND                       STOCK         OPTIONS/         PLANS       ALL OTHERS
PRINCIPAL POSITION           AWARDS<F2>       SARS<F3>       PAYOUTS     COMPENSATION
Joseph G. O'Brien, III..       -               -           $14,700<F8>    $ 1,426<F11>
 Vice President Finance        -               -           $ 9,000<F12>   $24,622<F13>
 and Administration

Dominick J. Burzichelli.     49,260         10,000/0       $14,700<F8>    $ 1,896<F14>
 Vice President of             -               -           $ 3,000<F15>   $12,846<F16>
 Human Resources


<F1>  Amounts  represented  in  this  column were received by the named individuals under the Showboat,  Inc.  1994 Executive  Long Term
      Incentive Plan ("1994 Plan").  The 1994  Plan  is   an incentive
      plan of Showboat which provides for awards of restricted stock options to key executives of Showboat's operating
      subsidiaries, including  SMCP executive officers.   The restricted
      shares granted under the 1994 Plan vests over a five-year period,
      with  the   last of the restricted shares of common stock vesting
      in March 1999; provided, however, that vesting on all such restricted shares will accelerate to the date of any change in control of Showboat.
<F2>  Amounts  represented  in  this  column equal the number  of restricted shares of common stock of Showboat granted to the named individuals under the 1994 Plan, multiplied by the closing bid price of Showboat's common stock on the New York Stock
      Exchange on the date of grant, or $24.63 per share.   The number
      and dollar value of unvested restricted shares held on December 31, 1996, based on the closing bid price of Showboat's common stock of $17 1/4 share on December 31, 1996 was: J. Keith Wallace - 4,500 shares ($77,625), Jess Hinkle - 2,400 shares ($41,400), Dominick Gullo - 1,600 shares ($27,600), Joseph G.
      O'Brien,   III  -  2,400  shares  ($41,400),  and  Dominick   J.
      Burzichelli - 800 shares ($13,800).
<F3>  Amounts  represented  in  this  column  equal  the number of shares of common stock of Showboat underlying the stock options and stock appreciation rights granted to the named individuals under the 1994 Plan and the 1996 Stock Appreciation Rights Plan, respectively.
<F4>  Of this amount,  $37,281  represents  a  gross-up  for state income taxes incurred, $29,148 represents a housing allowance and $20,000 represents moving expenses.
<F5>  Amount represents the  number  of shares of common stock of
      Showboat underlying the stock appreciation rights granted to Mr. Wallace under the Showboat, Inc. 1996 Stock Appreciation Rights Plan.
<F6>  This amount represents the vesting of 1,500 shares under the
      1994 Plan.
<F7>  This  amount  represents  $3,974  in excess  coverage  life insurance and $62 in medical reimbursement costs.
<F8>  This amount represents the vesting of  600  shares under the
      1994 Plan.
<F9>  This amount represents excess coverage life insurance.
<F10> This  amount  represents  $2,211  in excess coverage  life insurance, $242 in medical reimbursement costs, and $27,669 for moving expenses.
<F11> This  amount  represents  $929  in  excess  coverage  life insurance and $497 in medical reimbursement costs.
<F12> This amount represents the vesting of 600 shares under the
      1994 Plan.
<F13> This amount primarily represents $1,795 for excess coverage life insurance and medical reimbursement costs and $16,500, $4,129 and $2,198 for a relocation bonus, moving expenses and contributions to Mr. O'Brien's 401(k) Plan account, respectively.
<F14> This  amount  represents  $843  in  excess  coverage  life insurance and $1,053 in medical reimbursement costs.
<F15> This amount represents  the vesting of 200 shares under the
      1994 Plan.
<F16> This amount represents $1,326  for  medical  reimbursement costs, and $11,520 for moving expenses.






OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                  Individual Grants

                           Number of     Percent of
                          Securities     Total Options/
                          Underlying     SARs Granted    Exercisable
                          Options/SARs   to Employees      or Base
Name                       Granted       in Fiscal          Price        Expiration
                           (#)<F1>       Year (%)        ($/SH)<F2>      Date<F3>

J. Keith Wallace........  0/48,546        0/7.6            24.58         09/03/2006
Jess Hinkle.............         0        0                 0                0
Dominick Gullo..........   8,000/0       12.3/0            24.63         02/28/2006
Joseph G. O'Brien, III..         0        0                 0                0
Dominick J. Burzichelli.  10,000/0       15.7/0            24.63         02/28/2006


<F1>  The  Board  of  Directors of Showboat adopted the Showboat,
      Inc. 1996 Stock Appreciation Rights Plan, subject to shareholder approval at Showboat's annual meeting to be held on May 29, 1997. The stock appreciation rights granted under the plan will be exercisable at any time within 30 days after a change in control of Showboat.
<F2>  The exercise price is  greater than the closing bid price of
      Showboat's Common Stock on the New York Stock Exchange on the date of grant of the stock appreciation rights and the exercise price for the options granted under the 1994 Plan is based on the closing bid price of Showboat's common stock on the New York Stock Exchange on the date of grant.
<F3>  Stock appreciation rights granted under the plan will expire on the earlier of (i) September 3, 2006; (ii) 30 days after a change in control of Showboat; or (iii) upon the termination of employment of the key employee with Showboat other than for certain reasons, such as death, disability, retirement or good cause. Under the 1994 Plan, the options will expire 10 years following the date of grant unless earlier terminated pursuant to the terms of the 1994 Plan.
<F4>  For the 1996 Stock Appreciation Rights Plan, amounts are based on the closing bid price of Showboat's Common Stock of $19.375 per share on September 3, 1996, the date of grant of the stock appreciation rights. For the 1994 Plan, amounts are based on the option exercise price.





                         Potential Realizable
                         Value at Assumed Annual
                              Rates of Stock
                            Price Appreciation
                           for Option/SAR Term

Name                      5% ($)<F4>        10% ($)<F4>
J. Keith Wallace........  338,843           1,246,358
Jess Hinkle.............        0                   0
Dominick Gullo..........  123,920             314,000
Joseph G. O'Brien, III..        0                   0
Dominick J. Burzichelli.  154,900             392,500


<F1>  The  Board  of  Directors of Showboat adopted the Showboat,
      Inc. 1996 Stock Appreciation Rights Plan, subject to shareholder approval at Showboat's annual meeting to be held on May 29, 1997. The stock appreciation rights granted under the plan will be exercisable at any time within 30 days after a change in control of Showboat.
<F2>  The exercise price is  greater than the closing bid price of
      Showboat's Common Stock on the New York Stock Exchange on the date of grant of the stock appreciation rights and the exercise price for the options granted under the 1994 Plan is based on the closing bid price of Showboat's common stock on the New York Stock Exchange on the date of grant.
<F3>  Stock appreciation rights granted under the plan will expire on the earlier of (i) September 3, 2006; (ii) 30 days after a change in control of Showboat; or (iii) upon the termination of employment of the key employee with Showboat other than for certain reasons, such as death, disability, retirement or good cause. Under the 1994 Plan, the options will expire 10 years following the date of grant unless earlier terminated pursuant to the terms of the 1994 Plan.
<F4>  For the 1996 Stock Appreciation Rights Plan, amounts are based on the closing bid price of Showboat's Common Stock of $19.375 per share on September 3, 1996, the date of grant of the stock appreciation rights. For the 1994 Plan, amounts are based on the option exercise price.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth: (1) the beneficial ownership of the interests in SMCP and SMFC as of December 31, 1996 by each person known by SMCP and SMFC to beneficially own 5% or more of the outstanding SMCP and SMFC interests; (2) each officer and director of Waterfront; and (3) each executive officer  and  director  of  Showboat Indiana, Inc.,  the  general
partner  of   Showboat  Indiana  Investment  Limited  Partnership
("SIILP").



Name and Address Of          % Ownership    % Beneficial Ownership   % Beneficial Ownership
 Beneficial Owner            Waterfront             SMCP                      SMFC

SMCP.........................     -                 -                         100.0%
One Showboat Place
East Chicago, Indiana 46312

Showboat Marina
 Partnership<F1>.............     -                 99.0%                      99.0%
One Showboat Place
East Chicago, Indiana 46312

Showboat Marina Investment
 Partnership<F1>.............     -                  1.0%                       1.0%
One Showboat Place
East Chicago, Indiana 46312

SIILP<F2>....................     -                 55.0%                      55.0%
2800 Fremont Street
Las Vegas, Nevada 89104

Waterfront<F3>...............     -                 45.0%                      45.0%
8101 Polo Club Drive, Suite D
Merrillville, Indiana 46410

J. Keith Wallace<F4>.........     -                 -                            -
One Showboat Place
East Chicago, Indiana 46312

John D. Gaughan<F5>..........     -                 -                            -
2800 Fremont Street
Las Vegas, Nevada 89104

J.K. Houssels<F5>............     -                 -                            -
2800 Fremont Street
Las Vegas, Nevada 89104

Frank A. Modica<F5>..........     -                 -                            -
2800 Fremont Street
Las Vegas, Nevada 89104

H. Gregory Nasky<F6>.........     -                 -                            -
2800 Fremont Street
Las Vegas, Nevada 89104

J. Kell Houssels, III<F7>....     -                 -                            -
2800 Fremont Street
Las Vegas, Nevada 89104

Joseph G. O'Brien, III<F8>...     -                 -                            -
One Showboat Place
East Chicago, Indiana 46312



Michael A. Pannos(F9>........    37.3%             16.8%                       16.8%
8101 Polo Club Drive, Suite D
Merrillville, Indiana 46410

Thomas S. Cappas<F10>........    28.4%             12.8%                       12.8%
1802 E. Columbus Drive
East Chicago, Indiana 46312


<F1> Showboat Marina  Partnership  and Showboat Marina Investment
     Partnership are owned 55% by SIILP and 45% by Waterfront.
<F2> SIILP is wholly owned by subsidiaries of  Showboat. Showboat
     Indiana, Inc., a Nevada subsidiary of Showboat, is the sole general partner of SIILP.
<F3> Waterfront,   an   Indiana   corporation,  is  owned  by  13
     individual investors. Investment and voting control of Waterfront are vested in its stockholders and its board of directors.
<F4> Mr. Wallace  is the President and Chief Executive Officer of
     SMCP, Showboat Indiana, Inc. and a Director of SMFC.
<F5> A Director of Showboat Indiana, Inc.
<F6> Mr. Nasky  is the  Secretary  and  a  Director  of  Showboat
     Indiana, Inc.
<F7> Mr. Houssels, III  is the Chairman of the Board of Directors
     of Showboat Indiana, Inc. and SMFC.
<F8> Mr. O'Brien is the Vice  President-Finance, Chief  Executive
     Officer and Treasurer of Showboat Indiana, Inc. and the Vice President-Finance and Chief Financial Officer of SMFC.
<F9> Michael A.  Pannos  is  a  Director  and  the  President  of
     Waterfront  and  is  Secretary  and  Director  of SMFC.  Mr.
     Pannos' beneficial ownership in Waterfront and the Company includes common stock of Waterfront owned by his wife.
<F10>Thomas  S. Cappas is a Director, Secretary and Treasurer  of
     Waterfront and is a Director of SMFC. Mr. Cappas' beneficial ownership includes common stock of Waterfront owned by his wife.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of March 1, 1996 SMCP entered into the Management Agreement with SMP for a term through December 31, 2023. SMP holds a 99% ownership interest in SMCP. In consideration for the services provided under the Management Agreement, SMCP has agreed to pay SMP a management fee equal to (i) 2% of Net Revenues (as defined in the Management Agreement) and (ii) 5% of EBITDA (as defined in the Management Agreement), subject to the limitations set forth in the "Restricted Payments" covenant of the Indenture. Michael A. Pannos, a Director and Secretary of SMFC, beneficially owns 16.8% of SMCP and Thomas S. Cappas, a Director of SMFC, beneficially owns 12.8% of SMCP.

     SMCP entered into certain construction agreements with KLM and Tonn & Blank, a joint venture acting as general contractor for construction of the Pavilion and parking garage. Nikos Kefalidis, the President of KLM, beneficially owns 3.0% of SMCP. SMCP has entered into construction contracts aggregating approximately $45.3 as of December 31, 1996 inclusive of a management fee in the amount of $1.7 and general conditions fee of $1.2 million for construction of the Pavilion, parking garage, and site improvements.

     SMCP's Partnership Agreement (the "Partnership Agreement") provides that each Partner and its Indemnified Persons (as defined therein) will not be liable, responsible or accountable in damages or otherwise to SMCP, or to any of the Partners (as defined therein), for any act or omission performed or omitted by them in good faith on behalf of SMCP and in a manner reasonably believed by them to be within the scope of their authority and in the best interests of SMCP unless the acts or omissions constitute either fraud, bad faith, gross negligence, or willful misconduct as determined by final decision of a court of competent jurisdiction or which occurred prior to the formation of SMCP.

     In  addition,  to  the extent that, at law or in  equity,  a
Partner or its Indemnified Persons have duties (including fiduciary duties) and liabilities relating thereto to the Partner or to the Partners, and their Indemnified Persons acting under SMCP Agreement or otherwise will not be liable to SMCP or to any Partner for its good faith reliance on the provisions of SMCP Agreement.

     At all times during 1996, H. Gregory Nasky was a Director and Secretary of Showboat Indiana, Inc. Additionally, Mr. Nasky was of counsel to the law firm of Kummer Kaempfer Bonner & Renshaw, outside legal counsel to the Company. At all times during 1996, John N. Brewer, a partner of the law firm of Kummer Kaempfer Bonner & Renshaw, was an Assistant Secretary of Showboat Indiana, Inc. and an Assistant Secretary of SMFC since March 1996. During 1996, the law firm of Kummer Kaempfer Bonner & Renshaw was paid $448,819 by Showboat Marina Casino Partnership (including for its initial public securities offering and related general matters).

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

(a)  1.   Financial Statements

          The following consolidated financial statements of SMCP and its Predecessor (where applicable) are included in
          Part II, Item 8: Financial Statements and Supplementary
          Data, of this report:

          Report of Independent Auditors

          Consolidated Balance Sheet as of December 31, 1996.

          Consolidated Statements of Operations for the Period from March 29, 1996 (commencement of development) through December 31, 1996 and cumulative period from January 31, 1994 (inception) through December 31, 1996.

          Consolidated  Statement  of  Partners'  Capital for the
          Period    from   March 29,   1996   (commencement    of
          development) through December 31, 1996.

          Consolidated Statements of Cash Flows for the Period from March 29, 1996 (commencement of development) through December 31, 1996 - SMCP - and the Period from January 1, 1996 through March 28, 1996, the year ended December 31, 1995, and the period from January 31, 1994 (inception) through December 31, 1994 - Predecessor and the cumulative period from January 31, 1994 (inception) through December 31, 1996.

          Notes to Consolidated Financial Statements.

     2.   Financial Statement Schedules

          All   schedules   are  omitted  because  they  are  not
          required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

     3.   Exhibits


NUMBER   EXHIBIT DESCRIPTION

3.01     Articles  of  Incorporation  of  Showboat Marina Finance
         Corporation,   filed   March  7,  1996, are incorporated
         herein  by   reference  from  the  Company's  (SEC  File
         No. 33-4402) Registration Statement on Form S-4 filed on
         May 3, 1996, Part II, Item 21, Exhibit 3.01.

3.02     Bylaws  of Showboat Marina Finance Corporation certified
         March 21, 1996, are incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration
         Statement  on  Form S-4 filed on May 3, 1996,  Part  II,
         Item 21, Exhibit 3.02.

3.03     Partnership  Agreement  by and between  Showboat  Marina
         Partnership and Showboat Marina Investment Partnership dated as of March 1, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402)
         Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 3.03.

4.01     Indenture  dated  as of March 28, 1996,  among  Showboat
         Marina   Casino  Partnership,  Showboat  Marina  Finance
         Corporation,  Donaldson, Lufkin  &  Jenrette  Securities
         Corporation,  Nomura  Securities  International,   Inc.,
         Bear,  Stearns  &  Co. Inc. and American  Bank  National
         Association,  as  trustee, relating to the 13 1/2 Series
         A and  Series B  First  Mortgage  Notes  due  2003,   is
         incorporated herein by reference from the Company's (SEC
         File  No.  33-4402) Registration Statement on  Form  S-4
         filed on May 3, 1996, Part II, Item 21, Exhibit 4.01.

4.02     A/B  Exchange Registration Rights Agreement dated as  of
         March 28, 1996 among Showboat Marina Casino Partnership,
         Showboat Marina Finance Corporation, Donaldson, Lufkin &
         Jenrette   Securities  Corporation,  Nomura   Securities
         International,  Inc. and Bear, Stearns &  Co.  Inc.,  is
         incorporated herein by reference from the Company's (SEC
         File  No.  33-4402) Registration Statement on  Form  S-4
         filed on May 3, 1996, Part II, Item 21, Exhibit 4.02.

4.03     Specimen  of  13 1/2%  Series B First Mortgage Notes due
         2003 is  incorporated   herein  by  reference  from  the
         Company's (SEC File  No. 33-4402) Registration Statement
         on  Form S-4,  Amendment  No. 1, filed on June 24, 1996,
         Part  II, Item 21, Exhibit 4.03.

4.04     Form  of Letter of Transmittal to American Bank National
         Association as Exchange Agent for exchange  of   13 1/2%
         Series  A  First Mortgage Notes due 2003 is incorporated
         herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4, Amendment  No.
         1,  filed  on  June 24, 1996, Part II, Item 21,  Exhibit
         4.04.

10.01 Management Agreement dated March 28, 1996, by and between Showboat Marina Casino Partnership and Showboat
         Marina Partnership is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration
         Statement  on  Form S-4 filed on May 3, 1996,  Part  II,
         Item 21, Exhibit 10.01.



NUMBER   EXHIBIT DESCRIPTION

10.02    Completion  Guarantee  dated  March  28,  1996,  by  and
         between   Showboat,  Inc.  and  American  Bank  National
         Association,  as  trustee,  is  incorporated  herein  by
         reference  from  the Company's (SEC  File  No.  33-4402)
         Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 10.02.


10.03    Completion Guarantor Subordination Agreement dated March
         28,  1996,  by  and between Showboat, Inc. and  American
         Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3,
         1996, Part II, Item 21, Exhibit 10.03.

10.04    Standby Equity Commitment dated March 28, 1996,  by  and
         among   Showboat  Marina  Casino  Partnership,  Showboat
         Marina  Finance  Corporation  and  Showboat,  Inc.,   is
         incorporated herein by reference from the Company's (SEC
         File  No.  33-4402) Registration Statement on  Form  S-4
         filed on May 3, 1996, Part II, Item 21, Exhibit 10.04.

10.05    Manager's   Consent  and  Subordination  of   Management
         Agreement dated March 28, 1996, by and between  Showboat
         Marina    Casino   Partnership   and   Showboat   Marina
         Partnership,  is incorporated herein by  reference  from
         the   Company's  (SEC  File  No.  33-4402)  Registration
         Statement  on Form S-4, Amendment No. 1, filed  on  June
         24, 1996, Part II, Item 21, Exhibit 10.05.

10.06    Leasehold  Mortgage, Assignment of  Rents  and  Security
         Agreement  dated  March 28, 1996 and  made  by  Showboat
         Marina  Casino  Partnership to  American  Bank  National
         Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402)
         Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 10.06.

10.07    Escrow and Disbursement Agreement, dated March 28, 1996,
         by   and   among  Showboat  Marina  Casino  Partnership,
         Showboat  Marina Finance Corporation and Showboat,  Inc.
         (as  escrow  agent and disbursement agent) and  American
         Bank  National Association, as trustee, is  incorporated
         herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4, Amendment  No.
         2,  filed  on  July 8, 1996, Part II, Item  21,  Exhibit
         10.07.

10.08    Security  Agreement dated March 28, 1996, among Showboat
         Marina   Casino  Partnership,  Showboat  Marina  Finance
         Corporation  and American Bank National Association,  as
         trustee,  is incorporated herein by reference  from  the
         Company's  (SEC File No. 33-4402) Registration Statement
         on  Form  S-4  filed on May 3, 1996, Part II,  Item  21,
         Exhibit 10.08.

10.09 Environmental Indemnity Agreement dated March 28, 1996, by and between Showboat, Inc. and American Bank National
         Association is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.09.



NUMBER   EXHIBIT DESCRIPTION

10.10    Assignment  of Contracts and Documents dated  March  28,
         1996, by and between Showboat Marina Casino Partnership and American Bank National Association, as trustee, is incorporated herein by reference from the Company's (SEC
         File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21, Exhibit 10.10.

10.11    Shipbuilding Contract between Atlantic Marine, Inc.  and
         Showboat Marina Casino Partnership, dated as of March 8,
         1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402) Registration Statement on Form S-4 filed on May 3, 1996, Part II, Item 21,
         Exhibit 10.11.

10.12 Economic Betterment Commitment Letter Agreement between the City of East Chicago, Indiana and Showboat Marina
         Casino Partnership, dated April 8, 1994, is incorporated herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3,
         1996, Part II, Item 21, Exhibit 10.12.

10.13    Economic Betterment Commitment Letter Agreement  between
         the  City  of East Chicago, Indiana and Showboat  Marina
         Casino   Partnership,   dated   April   18,   1995,   is
         incorporated herein by reference from the Company's (SEC
         File  No.  33-4402) Registration Statement on  Form  S-4
         filed on May 3, 1996, Part II, Item 21, Exhibit 10.13.

10.14    Noncompetition  Agreement by  and  between  the  Indiana
         Gaming    Commission,   Showboat,    Inc.,    Waterfront
         Entertainment and Development, Inc., and Showboat Marina
         Partnership,  dated December 15, 1995,  is  incorporated
         herein by reference from the Company's (SEC File No. 33-
         4402) Registration Statement on Form S-4 filed on May 3,
         1996, Part II, Item 21, Exhibit 10.14.

10.15    Redevelopment  Project  Lease by  and  between  Showboat
         Marina   Partnership  and  the  City  of  East   Chicago
         Department of Redevelopment, dated October 19, 1995,  is
         incorporated herein by reference from the Company's (SEC
         File  No.  33-4402) Registration Statement on  Form  S-4
         filed on May 3, 1996, Part II, Item 21, Exhibit 10.15.

10.16    Asset  Transfer Agreement by and between Showboat Marina
         Partnership and Showboat Marina Casino Partnership, dated as of March 27, 1996, is incorporated herein by reference from the Company's (SEC File No. 33-4402)
         Registration Statement on Form S-4 filed on May 3, 1996,
         Part II, Item 21, Exhibit 10.16.

10.17 Agreement; General Contractor dated April 30, 1996, by and between Showboat Marina Casino Partnership and Tonn
         &  Blank,  Inc., in Joint Venture with KLM Construction,
         Inc., is incorporated herein by reference from the Company's (SEC File No. 001-12419) Report on Form 10-Q for the Period Ended June 30, 1996, Part II, Item 6(a),
         Exhibit 10.01.



NUMBER   EXHIBIT DESCRIPTION

10.18    EJCDC  -  Standard Form of Agreement, as modified  dated
         May  13,  1996,  by and between Showboat  Marina  Casino
         Partnership and Luhr Bros., Inc., is incorporated herein by reference from the Company's (SEC File No. 001-12419)
         Report on Form 10-Q for the Period Ended June 30,  1996,
         Part II, Item 6(a), Exhibit 10.02.

10.19 Equipment Lease Commitment, dated as of August 26, 1996, by and between the Showboat Marina Casino Partnership and PDS Financial Corporation, is incorporated herein by reference from the Company's (SEC File No. 001-12419)
         Report  on Form 10-Q for the Period Ended September  30,
         1996, Part II, Item 6(a), Exhibit 10.01.

10.20    Ground  Lease,  dated as of October  22,  1996,  by  and
         between  Showboat  Marina Casino  Partnership  and  3600
         Michigan Company Ltd.

10.21    Equipment  Lease  Commitment, dated as of  November  21,
         1996   by   and  between  the  Showboat  Marina   Casino
         Partnership and Finova Capital Corporation.

21.01    List   of   the  Showboat  Marina  Casino  Partnership's
         Subsidiaries.

27.01    Financial Data Schedule


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this Form 10-K.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Date: March 24, 1997



                                  SHOWBOAT MARINA CASINO
                                  PARTNERSHIP, an Indiana
                                  general partnership
By: SHOWBOAT MARINA INVESTMENT    By:   SHOWBOAT MARINA
    PARTNERSHIP, an Indiana             PARTNERSHIP, an Indiana
    general partnership, a              general partnership, a
    general partner                     general partner

By: SHOWBOAT INDIANA INVESTMENT   By:   SHOWBOAT INDIANA
    LIMITED PARTNERSHIP, a              INVESTMENT LIMITED
    Nevada limited partnership,         PARTNERSHIP, a Nevada
    a general partner                   limited partnership, a
                                        general partner

By: SHOWBOAT INDIANA, INC., a     By:   SHOWBOAT INDIANA, INC.,
    Nevada corporation, its             a Nevada corporation,
    general partner                     its general partner


    /s/ J. Keith Wallace                /s/ J. Keith Wallace
    J. Keith Wallace                    J. Keith Wallace
    President and Chief                 President and Chief
    Executive Officer                   Executive Officer


By: WATERFRONT ENTERTAINMENT AND  By:   WATERFRONT ENTERTAINMENT
    DEVELOPMENT, INC., an               AND DEVELOPMENT, INC.,
    Indiana corporation, a              an Indiana corporation,
    general partner                     a general partner


    /s/ Michael A. Pannos               /s/ Michael A. Pannos
    Michael A. Pannos                   Michael A. Pannos
    President                           President


                                  SHOWBOAT MARINA FINANCE
                                  CORPORATION, a Nevada
                                  corporation


                                        /s/ Michael A. Pannos
                                  By:   Michael A. Pannos
                                        Secretary





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                    TITLE               DATE

SHOWBOAT MARINA               General Partner of     March 24, 1997
PARTNERSHIP, an Indiana       Showboat Marina
general partnership           Casino Partnership

By:  SHOWBOAT INDIANA
     INVESTMENT LIMITED
     PARTNERSHIP, a Nevada
     limited partnership, a
     general partner of
     Showboat Marina
     Partnership

By:  SHOWBOAT INDIANA,
     INC., a Nevada
     corporation, its
     general partner

     /s/ J. Keith Wallace
     J. Keith Wallace
     President and
     Chief Executive
     Officer


By:  WATERFRONT
     ENTERTAINMENT AND
     DEVELOPMENT, INC., an
     Indiana corporation, a
     general partner of
     Showboat Marina
     Partnership

     /s/ Michael A. Pannos
     Michael A. Pannos
     President



     SIGNATURES                    TITLE               DATE


SHOWBOAT MARINA INVESTMENT    General Partner of     March 24, 1997
PARTNERSHIP                   Showboat Marina
                              Casino Partnership

By:  SHOWBOAT INDIANA
     INVESTMENT LIMITED
     PARTNERSHIP, a Nevada
     limited partnership, a
     general partner of
     Showboat Marina
     Investment Partnership

By:  SHOWBOAT INDIANA ,
     INC., a Nevada
     corporation, its
     general partner

     /s/ J. Keith Wallace
     J. Keith Wallace
     President and
     Chief Executive
     Officer


By:  WATERFRONT
     ENTERTAINMENT AND
     DEVELOPMENT, INC., an
     Indiana corporation, a
     general partner of
     Showboat Marina
     Investment Partnership

     /s/ Michael A. Pannos
     Michael A. Pannos
     President



     SIGNATURES                    TITLE               DATE


                             President and Chief     March 24, 1997
     /s/ J. Keith Wallace    Executive Officer
     J. Keith Wallace        of Showboat Indiana,
                             Inc. (Principal
                             Executive Officer of
                             Showboat Indiana, Inc.)

                             Vice President Finance  March 24, 1997
                             and Chief Financial
                             Officer of Showboat
                             Indiana, Inc.
                             (Principal Financial
     /s/ Joseph O'Brien, III and Accounting Officer
     Joseph O'Brien, III     of Showboat Indiana,
                             Inc.)



     /s/ J.K. Houssels       Director of Showboat    March 24, 1997
     J.K. Houssels           Indiana, Inc.



     /s/ John D. Gaughan     Director of Showboat    March 24, 1997
     John D. Gaughan         Indiana, Inc.



     /s/ Frank A. Modica     Director of Showboat    March 24, 1997
     Frank A. Modica         Indiana, Inc.



     /s/ H. Gregory Nasky    Director of Showboat    March 24, 1997
     H. Gregory Nasky        Indiana, Inc.



     /s/ J.K. Houssels, III  Director of Showboat    March 24, 1997
     J.K. Houssels, III      Indiana, Inc.


                             Director and President  March 24, 1997
                             of Waterfront
     /s/ Michael A. Pannos   Entertainment and
     Michael A. Pannos       Development, Inc.
                             (Principal Executive
                             Officer of Waterfront
                             Entertainment and
                             Development, Inc.



     SIGNATURES                   TITLE                DATE


                             Director and Treasurer  March 24, 1997
    /s/ Thomas S. Cappas     (Principal
    Thomas S. Cappas         Financial and
                             Accounting Officer) of
                             Waterfront
                             Entertainment and
                             Development, Inc.



  /s/ Joseph G. O'Brien, III Vice President Finance  March 24, 1997
    Joseph G. O'Brien, III   Finance and Chief
                             Financial Officer
                             (Principal Financial
                             and Accounting Officer
                             of SMFC




   /s/ J. Kell Houssels, III Director, President     March 24, 1997
    J. Kell Houssels, III    and Chief Executive
                             Officer of SMFC



    /s/ Mark J. Miller       Director of SMFC        March 24, 1997
    Mark J. Miller


    /s/ Michael A. Pannos    Director of SMFC        March 24, 1997
    Michael A. Pannos


    /s/ Thomas S. Cappas     Director of SMFC        March 24, 1997
    Thomas S. Cappas


    /s/ J. Keith Wallace     Director of SMFC        March 24, 1997
    J. Keith Wallace




                             EXHIBIT INDEX

NUMBER  EXHIBIT DESCRIPTION                                    PAGE

3.01    Articles  of Incorporation of Showboat Marina  Finance
        Corporation, filed March 7, 1996, are incorporated herein by reference from the Company's (SEC File No.
        33-4402)  Registration Statement on Form S-4 filed  on
        May 3, 1996, Part II, Item 21, Exhibit 3.01.

3.02    Bylaws   of   Showboat   Marina  Finance   Corporation
        certified  March 21, 1996, are incorporated herein  by
        reference  from the Company's (SEC File  No.  33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 3.02.

3.03    Partnership  Agreement by and between Showboat  Marina
        Partnership    and    Showboat    Marina    Investment
        Partnership   dated   as  of   March   1,   1996,   is
        incorporated  herein by reference from  the  Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4  filed  on May 3, 1996, Part II, Item 21,  Exhibit
        3.03.

4.01    Indenture  dated as of March 28, 1996, among  Showboat
        Marina  Casino  Partnership, Showboat  Marina  Finance
        Corporation,  Donaldson, Lufkin & Jenrette  Securities
        Corporation,  Nomura  Securities International,  Inc.,
        Bear,  Stearns  & Co. Inc. and American Bank  National
        Association, as trustee, relating to the 13 1/2 Series
        A and Series B First Mortgage Notes due 2003, is incorporated herein by reference from the Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4  filed  on May 3, 1996, Part II, Item 21,  Exhibit
        4.01.

4.02    A/B  Exchange Registration Rights Agreement  dated  as
        of   March  28,  1996  among  Showboat  Marina  Casino
        Partnership,   Showboat  Marina  Finance  Corporation,
        Donaldson,  Lufkin & Jenrette Securities  Corporation,
        Nomura   Securities  International,  Inc.  and   Bear,
        Stearns   &  Co.  Inc.,  is  incorporated  herein   by
        reference  from the Company's (SEC File  No.  33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 4.02.

4.03    Specimen of 13 1/2% Series B First Mortgage Notes  due
        2003  is  incorporated herein by  reference  from  the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4, Amendment No. 1, filed on  June
        24, 1996, Part II, Item 21, Exhibit 4.03.

4.04    Form   of  Letter  of  Transmittal  to  American  Bank
        National  Association as Exchange Agent  for  exchange
        of 13 1/2% Series A First Mortgage Notes due  2003  is
        incorporated  herein by reference from  the  Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4,  Amendment  No. 1, filed on June 24,  1996,  Part
        II, Item 21, Exhibit 4.04.

10.01   Management  Agreement dated March  28,  1996,  by  and
        between   Showboat  Marina  Casino   Partnership   and
        Showboat  Marina Partnership is incorporated herein by



NUMBER  EXHIBIT DESCRIPTION                                    PAGE

        reference  from the Company's (SEC File  No.  33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.01.

10.02 Completion Guarantee dated March 28, 1996, by and between Showboat, Inc. and American Bank National
        Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.02.

10.03   Completion  Guarantor  Subordination  Agreement  dated
        March  28,  1996,  by and between Showboat,  Inc.  and
        American Bank National Association, as trustee, is incorporated herein by reference from the Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4  filed  on May 3, 1996, Part II, Item 21,  Exhibit
        10.03.

10.04   Standby  Equity Commitment dated March  28,  1996,  by
        and   among   Showboat   Marina  Casino   Partnership,
        Showboat  Marina  Finance  Corporation  and  Showboat,
        Inc.,  is  incorporated herein by reference  from  the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4 filed on May 3, 1996,  Part  II,
        Item 21, Exhibit 10.04.

10.05   Manager's  Consent  and  Subordination  of  Management
        Agreement  dated  March  28,  1996,  by  and   between
        Showboat   Marina  Casino  Partnership  and   Showboat
        Marina   Partnership,   is  incorporated   herein   by
        reference  from the Company's (SEC File  No.  33-4402)
        Registration Statement on Form S-4, Amendment  No.  1,
        filed  on  June  24, 1996, Part II, Item  21,  Exhibit
        10.05.

10.06   Leasehold  Mortgage, Assignment of Rents and  Security
        Agreement  dated March 28, 1996 and made  by  Showboat
        Marina  Casino  Partnership to American Bank  National
        Association, as trustee, is incorporated herein by reference from the Company's (SEC File No. 33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.06.

10.07   Escrow  and  Disbursement Agreement, dated  March  28,
        1996,    by   and   among   Showboat   Marina   Casino
        Partnership,  Showboat Marina Finance Corporation  and
        Showboat,  Inc.  (as  escrow  agent  and  disbursement
        agent)  and  American  Bank National  Association,  as
        trustee, is incorporated herein by reference from  the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4, Amendment No. 2, filed on  July
        8, 1996, Part II, Item 21, Exhibit 10.07.

10.08   Security   Agreement  dated  March  28,  1996,   among
        Showboat  Marina  Casino Partnership, Showboat  Marina
        Finance   Corporation  and  American   Bank   National
        Association,  as  trustee, is incorporated  herein  by
        reference  from the Company's (SEC File  No.  33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.08.



NUMBER  EXHIBIT DESCRIPTION                                    PAGE

10.09   Environmental  Indemnity  Agreement  dated  March  28,
        1996, by and between Showboat, Inc. and American  Bank
        National   Association  is  incorporated   herein   by
        reference  from the Company's (SEC File  No.  33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.09.

10.10   Assignment of Contracts and Documents dated March  28,
        1996,   by   and   between  Showboat   Marina   Casino
        Partnership  and  American Bank National  Association,
        as  trustee, is incorporated herein by reference  from
        the  Company's  (SEC  File No.  33-4402)  Registration
        Statement on Form S-4 filed on May 3, 1996,  Part  II,
        Item 21, Exhibit 10.10.

10.11   Shipbuilding  Contract between Atlantic  Marine,  Inc.
        and  Showboat Marina Casino Partnership, dated  as  of
        March  8,  1996, is incorporated herein  by  reference
        from    the   Company's   (SEC   File   No.   33-4402)
        Registration  Statement on Form S-4 filed  on  May  3,
        1996, Part II, Item 21, Exhibit 10.11.

10.12   Economic   Betterment  Commitment   Letter   Agreement
        between   the  City  of  East  Chicago,  Indiana   and
        Showboat  Marina Casino Partnership,  dated  April  8,
        1994,  is  incorporated herein by reference  from  the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4 filed on May 3, 1996,  Part  II,
        Item 21, Exhibit 10.12.

10.13   Economic   Betterment  Commitment   Letter   Agreement
        between   the  City  of  East  Chicago,  Indiana   and
        Showboat  Marina Casino Partnership, dated  April  18,
        1995,  is  incorporated herein by reference  from  the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4 filed on May 3, 1996,  Part  II,
        Item 21, Exhibit 10.13.

10.14   Noncompetition  Agreement by and between  the  Indiana
        Gaming    Commission,   Showboat,   Inc.,   Waterfront
        Entertainment  and  Development,  Inc.,  and  Showboat
        Marina  Partnership,  dated  December  15,  1995,   is
        incorporated  herein by reference from  the  Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4  filed  on May 3, 1996, Part II, Item 21,  Exhibit
        10.14.

10.15   Redevelopment  Project Lease by and  between  Showboat
        Marina  Partnership  and  the  City  of  East  Chicago
        Department of Redevelopment, dated October  19,  1995,
        is   incorporated   herein  by  reference   from   the
        Company's   (SEC   File   No.  33-4402)   Registration
        Statement on Form S-4 filed on May 3, 1996,  Part  II,
        Item 21, Exhibit 10.15.

10.16   Asset  Transfer  Agreement  by  and  between  Showboat
        Marina   Partnership   and  Showboat   Marina   Casino
        Partnership,   dated  as  of  March   27,   1996,   is
        incorporated  herein by reference from  the  Company's
        (SEC  File No. 33-4402) Registration Statement on Form
        S-4  filed  on May 3, 1996, Part II, Item 21,  Exhibit
        10.16.



NUMBER  EXHIBIT DESCRIPTION                                    PAGE

10.17   Agreement;  General Contractor dated April  30,  1996,
        by  and between Showboat Marina Casino Partnership and
        Tonn  &  Blank,  Inc.,  in  Joint  Venture  with   KLM
        Construction,   Inc.,   is  incorporated   herein   by
        reference  from the Company's (SEC File No. 001-12419)
        Report  on  Form  10-Q for the Period Ended  June  30,
        1996, Part II, Item 6(a), Exhibit 10.01.

10.18   EJCDC  - Standard Form of Agreement, as modified dated
        May  13,  1996, by and between Showboat Marina  Casino
        Partnership and Luhr Bros., Inc., is incorporated herein by reference from the Company's (SEC File No.
        001-12419)  Report on Form 10-Q for the  Period  Ended
        June 30, 1996, Part II, Item 6(a), Exhibit 10.02.

10.19   Equipment  Lease Commitment, dated as  of  August  26,
        1996   by  and  between  the  Showboat  Marina  Casino
        Partnership   and   PDS  Financial   Corporation,   is
        incorporated  herein by reference from  the  Company's
        (SEC  File No. 001-12419) Report on Form 10-Q for  the
        Period  Ended September 30, 1996, Part II, Item  6(a),
        Exhibit 10.01.

10.20   Ground  Lease, dated as of October 22,  1996,  by  and   52
        between  Showboat Marina Casino Partnership  and  3600
        Michigan Company Ltd.

10.21   Equipment  Lease Commitment, dated as of November  21,   63
        1996   by  and  between  the  Showboat  Marina  Casino
        Partnership and Finova Capital Corporation.

21.01   List  of  the  Showboat  Marina  Casino  Partnership's   73
        Subsidiaries.

27.01   Financial Data Schedule                                  75
