Form 10-Q
period 1997-03-31
SHOWBOAT MARINA INVESTMENT PARTNERSHIP; SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP
filed 1997-05-15
CIK 1017262, 1013788, 1013791, 1017261

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended           March 31, 1997

                                  or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to

Commission file number                  001-12419

               Showboat Marina Casino Partnership
               Showboat Marina Finance Corporation
     (Exact name of registrant as specified in its charter)

             Indiana                          35-1978576
             Nevada                           88-0356197
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

One Showboat Place, East Chicago, Indiana    46312
(Address of principal executive offices)     (Zip Code)

                         (219)  378-3000
      (Registrants' telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.            Yes[X]    No[ ]

     Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

     Showboat Marina Casino Partnership      Not applicable.

     Showboat  Marina  Finance Corporation   1,000 shares of common
                                             stock, $1.00 par value
                                             as of March 31, 1997.

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                  (A DEVELOPMENT STAGE ENTITY)
                               AND
            SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

                              INDEX

                                                             PAGE

PART I  FINANCIAL INFORMATION                                   3

    ITEM 1.  FINANCIAL STATEMENTS                               3
         CONDENSED CONSOLIDATED BALANCE SHEET AS OF
           MARCH  31,  1997  AND  DECEMBER 31, 1996             3
         CONDENSED   CONSOLIDATED   STATEMENTS   OF
           OPERATIONS  FOR THE THREE  MONTHS  ENDED
           MARCH 31, 1997,  THE PERIOD  FROM  MARCH
           29, 1996  (COMMENCEMENT  OF DEVELOPMENT)
           THROUGH MARCH 31, 1996  AND THE   PERIOD
           FROM   JANUARY   31,   1994  (INCEPTION)
           THROUGH MARCH 31, 1997                               4
         CONDENSED CONSOLIDATED  STATEMENTS OF CASH
           FLOWS  FOR THE  THREE MONTHS ENDED MARCH
           31, 1997,  THE  PERIOD  FROM  MARCH  29,
           1996   (COMMENCEMENT   OF   DEVELOPMENT)
           THROUGH   MARCH  31,  1996,  THE  PERIOD
           FROM JANUARY 1, 1996 THROUGH MARCH   28,
           1996   AND  THE  PERIOD   FROM   JANUARY
           31,  1994  (INCEPTION) THROUGH MARCH 31,
           1997                                                 5
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS MARCH 31, 1997                            6

    ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS
             OF  FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                         8

PART II OTHER INFORMATION                                      11

    ITEM 1.  LEGAL PROCEEDINGS                                 11
    ITEM 2.  CHANGES IN SECURITIES                             11
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                   11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                         11
    ITEM 5.  OTHER INFORMATION                                 11
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  11

SIGNATURES                                                     13

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                  (A DEVELOPMENT STAGE ENTITY)
           Condensed Consolidated Balance Sheet as of
              March 31, 1997 and December 31, 1996

                                            MARCH 31, 1997      DECEMBER 31, 1996
                ASSETS                       (UNAUDITED)
                                                        (in thousands)

Cash and cash equivalents                  $       620         $        599
Short-term investments held in escrow           25,581               69,002

Interest receivable                              1,175                1,601
Inventory                                          622                   --
Prepaid expenses                                 1,025                   --

Property and equipment:
Land improvements                                2,123                2,123
Furniture, fixtures and equipment               21,708                  764
Construction in progress                       116,285               97,714
Total property and equipment                   140,116              100,601

Preopening costs                                 6,150                   --
Licensing costs                                  2,470                2,373
Economic development costs                       5,591                5,264
Debt issuance costs                              6,296                6,296

Other assets                                     3,429                2,158

                                                23,936               16,091

                                           $   193,075         $    187,894

   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     5,797         $      7,754
Accrued expenses                                 1,210                   --
Accrued interest                                   832                5,557
Long-term debt                                 150,984              140,000
Total liabilities                              158,823              153,311

Commitments and contingencies

Partners' capital (includes deficit
  accumulated during the development
  stage of $4,749,000 at March 31, 1997 and
  $4,417,000 at December 31, 1996)              34,252               34,583

                                           $   193,075         $    187,894

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                  (A DEVELOPMENT STAGE ENTITY)

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
   MONTHS ENDED MARCH 31, 1997, THE PERIOD FROM MARCH 29, 1996
  (COMMENCEMENT OF DEVELOPMENT) THROUGH MARCH 31, 1996 AND THE
        PERIOD FROM JANUARY 31, 1994 (INCEPTION) THROUGH
                         MARCH 31, 1997
                           (UNAUDITED)


                                                             PERIOD
                                                         FROM MARCH 29,    CUMULATIVE PERIOD FROM
                                         THREE         1996 (COMMENCEMENT     JANUARY 31, 1994
                                      MONTHS ENDED       OF DEVELOPMENT)         (INCEPTION)
                                        MARCH 31,           THROUGH             THROUGH MARCH
                                          1997           MARCH 31, 1996            31, 1997
                                                         (in thousands)


Interest income                     $      713           $        59           $      5,632

Interest expense                         4,725                    93                 19,052
Less interest capitalized               (3,680)                  (18)                (8,671)
Net interest expense                     1,045                    75                 10,381

Net loss accumulated during the
development stage                   $     (332)          $       (16)          $     (4,749)


   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                4


            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                  (A DEVELOPMENT STAGE ENTITY)
        AND SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

     Condensed Consolidated Statements of Cash Flows for the
                three months ended March 31, 1997
  the period from March 29, 1996 (commencement of development)
     through March 31, 1996, the period from January 1, 1996
           through March 28, 1996 and the period from
       January 31, 1994 (inception) through March 31, 1997
                           (Unaudited)

                                             SMCP                    PREDECESOR         CUMULATIVE
                                                   PERIOD FROM       PERIOD FROM        PERIOD FROM
                                                  MARCH 29, 1996      JANUARY 1,        JANUARY 31,
                                    THREE         (COMMENCEMENT         1996               1994
                                 MONTHS ENDED    OF DEVELOPMENT)       THROUGH          (INCEPTION)
                                   MARCH 31,         THROUGH            MARCH             THROUGH
                                     1997        MARCH 31, 1996        28, 1996       MARCH 31, 1997

                                                          (IN THOUSANDS)

Net cash provided by (used in)
  operating activities           $   (14,543)      $        77        $       99       $    (11,781)
Cash flows from investing
  activities:
Economic development costs              (327)               --                (7)            (5,591)
Land improvements                         --                --              (286)            (2,123)
Purchase of property and
  equipment                           (9,959)               --              (198)           (10,723)
Payments for construction
  in progress                        (18,571)               --            (5,246)          (116,285)
(Purchase) Maturity of Investments    43,421                --                --            (25,581)
Net cash provided by (used
  in) investing activities            14,564                --            (5,737)          (160,303)

Cash flows from financing
activities:
Proceeds from issuance of notes
  payable, net of issuance costs          --           134,931              (550)           133,704
Capital contributions                     --            22,287             5,830             39,000
Net cash provided by financing
activities                                --           157,218             5,280            172,704
Net increase (decrease) in cash           21           157,295              (358)               620

Cash at beginning of period              599                --               358                 --

Cash at end of period            $       620       $   157,295        $       --       $        620

   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                  (A DEVELOPMENT STAGE ENTITY)
        AND SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

           Notes to Condensed Consolidated Financial Statements
                         March 31, 1997

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF OPERATIONS

        The accompanying condensed consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (a development stage entity) ("SMCP") and its wholly owned subsidiary, Showboat Marina Finance Corporation ("SMFC") as of March 31, 1997 and December 31, 1996, and for the three months March 31, 1997, and the period March 29, 1996 (commencement of development) through March 31, 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996, and the cumulative cash flows and operations of SMCP and the Predecessor from January 31, 1994 (inception) through March 31, 1997. The
   Predecessor had no operations through March 28, 1996 other than development and licensing activities, the costs of which were capitalized and subsequently contributed to SMCP as described below. Therefore a statement of operations is not applicable.

        SMCP is a general partnership and was formed as of March 1, 1996 for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan. The complex will consist of a casino cruise vessel and a land based support facility (the East Chicago Showboat). The East Chicago Showboat vessel is expected to contain approximately 53,000 square feet of gaming space with approximately 1,770 slot machines and approximately 90 table games (including 5 poker tables). The land based facility is expected to consist of a pavilion, parking garage and surface parking. The pavilion will be approximately 100,000 square feet and will include a coffee shop, hydraulic band stand platform, upscale restaurant, cocktail lounge, gift shop, ticket/promotions area as well as administrative offices. The design includes an 1,800 space parking garage and 1,000 surface parking spaces. SMFC was incorporated on March 7, 1996 to assist SMCP in financing the East Chicago Showboat. The Predecessor was formed on January 31, 1994 and had been developing the project prior to the formation of SMCP.

        SMCP is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. SMCP is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront Entertainment and Development, Inc. (Waterfront) through various partnership interests.

        The Predecessor had applied for the sole riverboat owner's license allocated to East Chicago, Indiana and was granted a certificate of suitability (Certificate of Suitability) by the Indiana Gaming Commission on January 8, 1996. On March 20, 1996, the Predecessor received approval to transfer the Certificate of Suitability to SMCP. As of March 27, 1996, the Predecessor contributed the Certificate of Suitability, and on March 28, 1996 all of its

                                6                   (continued)
   assets  (except  for  the  capital   stock   of  East  Chicago
   Second Century, Inc.), liabilities and obligations were contributed to SMCP. The Certificate of Suitability was subsequently renewed by the Indiana Gaming Commission through June 1, 1997. SMCP received the owners' license on April 15, 1997 and commenced operations on April 18, 1997.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statement and notes thereto included in SMCP's December 31, 1996 annual report on Form 10-K.

        The accompanying unaudited condensed consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement of the results of the interim period. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

   PREOPENING COSTS

        Preopening costs will be capitalized until operations of the riverboat casino complex commence, at which time the costs will be written off upon opening. The preopening costs consist primarily of payroll, consulting fees, training and related travel costs.

(2)   LONG-TERM DEBT

        During March 1997, the Company entered into an equipment lease in the amount of $11.0 million secured by the equipment purchased with the proceeds from the financing. The lease rate is four hundred fifty (450) basis points over the four year Treasury Note rate as published daily in The Wall Street Journal. Principal and interest payments are in monthly installments of $281,807 for 48 months.

          SMCP is currently negotiating additional lease financing in the amount of the lesser of $11.0 million or SMCP's cost to acquire certain equipment.

ITEM 2. Management's   Discussion  and  Analysis   of   Financial
        Condition and Results of Operations

GENERAL

     Information contained in this quarterly report is supplemental to disclosures in Showboat Marina Casino Partnership's ("SMCP") and Showboat Marina Finance Corporation's ("SMFC"), a wholly-owned subsidiary of SMCP, year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in SMCP's and SMFC's December 31, 1996 Annual Report on Form 10-K.

DEVELOPMENT ACTIVITIES

     The operations of SMCP and of Showboat Marina Partnership (the "Predecessor"), which contributed all of its assets (except for the capital stock of East Chicago Second Century, Inc.) and liabilities to SMCP as of March 28, 1996, had been limited to applying for appropriate gaming licenses and securing the land for, arranging for construction of, finalizing the design of, constructing and developing and obtaining financing for a riverboat gaming complex (the "East Chicago Showboat"). SMFC was incorporated to assist SMCP in financing the East Chicago Showboat.

     The East Chicago Showboat was substantially completed on April 15, 1997. Upon completion the East Chicago Showboat included an approximately 100,000 square foot, state-of-the-art, five level casino vessel (the "Casino Vessel") containing approximately 53,000 square feet of gaming space with 1,770 slot machines and 90 table games (including five poker tables). The land based facility consists of a pavilion, garage and surface parking. The pavilion contains approximately 100,000 square feet and includes a coffee shop, an upscale restaurant, a cocktail lounge, a gift shop, a ticket/promotions area as well as administrative offices. The East Chicago Showboat includes an 1,800 space parking garage and 1,000 surface parking spaces. The East Chicago Showboat received a conditional Riverboat Owner's License from the Indiana Gaming Commission on April 15, 1997 and opened for gaming operations approximately 20 hours each day in a series of excursions lasting two to three hours each on April 18, 1997.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     As of March 31, 1997, SMCP was in the development stage and capitalized all costs, except for some interest expense. Accordingly, SMCP did not have any historical operating income. The capitalized costs consisted primarily of land improvements, economic development payments, vessel design and construction, legal, audit, consulting and design fees, financing and commitment fees, interest on qualifying assets, and gaming application fees, all associated with the development of the East Chicago Showboat. SMCP anticipates that the results of its first quarter of operations will be adversely affected by the write-off at opening of certain preopening costs and will not be indicative of future operations. Future operating results will be subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond the control of SMCP. While SMCP believes that the East Chicago Showboat will be able to attract a sufficient number of customers and achieve the level of activity necessary to permit SMCP and SMFC to meet their obligations, there can be no assurance with respect thereto.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Since its inception, SMCP has met its capital requirements through the $39.0 million capital contribution, the $133.7 million net proceeds from the offering of its 13 1/2% First Mortgage Notes due 2003 (the "East Chicago Notes") and capital lease financing. The East Chicago Notes were issued under the
Indenture dated as of March 26, 1996 (the "Note Indenture") between SMCP, SMFC and American Bank National Association as Trustee. The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

     PDS Financial Corporation provided an equipment lease in the amount of $10.9 million (the "PDS Commitment") and SMCP and FINOVA Capital Corporation are completing negotiations for a loan in the amount of the lesser of $11.0 million or SMCP's cost to acquire certain Equipment (defined in the FINOVA Loan Agreement) (the "FINOVA Commitment"). The PDS Commitment is and the FINOVA Commitment will be secured by the equipment purchased with the proceeds of the PDS Commitment and the FINOVA Commitment, respectively. The PDS Commitment is for a term of 48 months and the rate was fixed two weeks prior to closing of each lease schedule at four hundred fifty (450) basis points over the four
(4) year Treasury Note rate as published daily in THE WALL STREET JOURNAL. The term of the FINOVA Commitment will be for an initial period ending no later than October 1, 1997 (the "Initial Term") at which time, subject to certain conditions, the FINOVA Commitment shall be converted into a term loan for a period of three years (the "Term Period"). During the Initial Term the
FINOVA Commitment shall accrue interest at the announced Citibank, N.A., New York, New York prime rate plus 2% per annum. During the Term Period, the FINOVA Commitment shall accrue interest at the highest yield for Treasury Notes with a maturity date on or closest to the Maturity Date of the FINOVA Commitment, as published in THE WALL STREET JOURNAL plus 4.90% per annum.

     Following the commencement of operations of the East Chicago Showboat, SMCP expects to fund its operating debt service and capital needs from operating cash flow. Based upon SMCP's anticipated future operations, management believes that available cash flow from the East Chicago Showboat's future operations, together with the proceeds from the offering and the capital contribution, will be adequate to meet SMCP's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal, interest and liquidated damages, if any, on the East Chicago Notes for the foreseeable future. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing is contemplated, SMCP will seek, if necessary and to the extent permitted under the Note Indenture, additional financing through bank borrowings, debt or equity financings. There can be no assurance that additional financing, if needed, will be available to SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding SMCP's current business strategy, and SMCP's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance SMCP's business plan on terms satisfactory to SMCP; competitive factors, such as expansion of gaming in the Chicago metropolitan area, an area from which SMCP expects to draw significant numbers of patrons and an increase in the number of casinos serving the Chicago metropolitan area; changes in labor, equipment and capital costs; contemplated joint ventures on terms satisfactory to the Company and to obtain necessary regulatory approvals; general business and economic conditions; and other factors described from time to time in SMCP's reports filed with the Securities and Exchange Commission. SMCP wishes to caution the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

     Not Applicable.

ITEM 2.   Changes in Securities

     Not Applicable.

ITEM 3.   Defaults upon Senior Securities

     Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5.   Other Information

     Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

        EXHIBIT
         NUMBER                     DESCRIPTION

         10.01 Master Lease Agreement dated February 21, 1997, by and between PDS Financial
                    Corporation   and  Showboat  Marina   Casino
                    Partnership; Lease Schedule No. 1 to  Master
                    Lease Agreement dated February 21, 1997,  by
                    and  between  PDS Financial Corporation  and
                    Showboat  Marina  Casino Partnership;  Lease
                    Schedule  No.  2  to Master Lease  Agreement
                    dated February 21, 1997, by and between  PDS
                    Financial  Corporation and  Showboat  Marina
                    Casino Partnership; Lease Schedule No. 3  to
                    Master  Lease  Agreement dated February  21,
                    1997,   by   and   between   PDS   Financial
                    Corporation   and  Showboat  Marina   Casino
                    Partnership; Lease Schedule No. 4 to  Master
                    Lease Agreement dated February 21, 1997,  by
                    and  between  PDS Financial Corporation  and
                    Showboat    Marina    Casino    Partnership;
                    Purchase/Renewal  Option to  Lease  Schedule
                    No.  1  dated  February  21,  1997,  by  and
                    between   PDS   Financial  Corporation   and
                    Showboat    Marina    Casino    Partnership;
                    Purchase/Renewal  Option to  Lease  Schedule
                    No.  2  dated  February  21,  1997,  by  and
                    between   PDS   Financial   Corporation  and
                    Showboat  Marina Casino  Partnership;

                    Purchase/Renewal  Option  to  Lease Schedule
                    No.   3   dated   February    21,  1997,  by
                    and   between   PDS   Financial  Corporation
                    and  Showboat  Marina   Casino  Partnership;
                    Purchase/Renewal   Option to Lease  Schedule
                    No.  4 dated  February  21, 1997,   by   and
                    between  PDS   Financial   Corporation   and
                    Showboat  Marina  Casino Partnership;  First
                    Preferred Ship  Mortgage dated  February 21,
                    1997,   by   and   between   PDS   Financial
                    Corporation   and   Showboat Marina   Casino
                    Partnership; Intercreditor Agreement   dated
                    February  21,  1997,  by   and   among   PDS
                    Financial   Corporation,   Showboat   Marina
                    Casino  Partnership  and  Firstar  Bank   of
                    Minnesota,   N.A.,   a   national    banking
                    association.


(b)  REPORTS ON FORM 8-K

     None.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange  Act of  1934,  the  registrants have duly caused this  report  to  be
signed  on  their  behalf  by  the  undersigned  thereunto   duly
authorized.


Date: May 15, 1997
                                     SHOWBOAT MARINA CASINO
                                     PARTNERSHIP, an Indiana general
                                     partnership

By:  SHOWBOAT MARINA INVESTMENT      By:  SHOWBOAT MARINA PARTNERSHIP, an
     PARTNERSHIP, an Indiana general      Indiana general partnership, a
     partnership, a general partner       general partner

By:  SHOWBOAT INDIANA INVESTMENT     By:  SHOWBOAT INDIANA INVESTMENT
     LIMITED PARTNERSHIP, a Nevada        LIMITED PARTNERSHIP, a Nevada
     limited partnership, a general       limited partnership, a general
     partner                              partner

By:  SHOWBOAT INDIANA, INC., a       By:  SHOWBOAT INDIANA, INC., a
     Nevada corporation, its general      Nevada corporation, its general
     partner                              partner


By: /s/ J. Keith Wallace             By:  /s/ J. Keith Wallace
     J. Keith Wallace                     J. Keith Wallace
     President and Chief Executive        President and Chief Executive
     Officer                              Officer


By:  /s/ Joseph G. O'Brien III       By:  /s/ Joseph G. O'Brien III
     Joseph G. O'Brien III                Joseph G. O'Brien III
     Vice President Finance and           Vice President Finance and
     Chief Financial Officer              Chief Financial Officer


By:  WATERFRONT ENTERTAINMENT AND    By:  WATERFRONT ENTERTAINMENT AND
     DEVELOPMENT, INC., an Indiana        DEVELOPMENT, INC., an Indiana
     corporation, a general partner       corporation, a general partner


By:  /s/ Michael A. Pannos           By:  /s/ Michael A. Pannos
     Michael A. Pannos                    Michael A. Pannos
     President                            President


By:  /s/ Thomas S. Cappas            By:  /s/ Thomas S. Cappas
     Thomas S. Cappas                     Thomas S. Cappas
     Treasurer (principal financial       Treasurer (principal financial
     officer)                             officer)
                               13

                                     SHOWBOAT MARINA FINANCE
                                     CORPORATION, a Nevada corporation


                                     By:  /s/ Michael A. Pannos
                                          Michael A. Pannos
                                          Secretary


                                     By:  /s/ Joseph G. O'Brien, III
                                          Joseph G. O'Brien, III
                                          Vice President Finance and
                                          Chief Financial Officer

                          EXHIBIT INDEX

     EXHIBIT                                                SEQUENTIAL
      NUMBER                  DESCRIPTION                  PAGE NUMBER




      10.01    Master Lease Agreement dated February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Lease  Schedule  No.  1   to
               Master Lease Agreement dated February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Lease  Schedule  No.  2   to
               Master Lease Agreement dated February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Lease  Schedule  No.  3   to
               Master Lease Agreement dated February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Lease  Schedule  No.  4   to
               Master Lease Agreement dated February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Purchase/Renewal  Option  to
               Lease  Schedule No. 1 dated  February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Purchase/Renewal  Option  to
               Lease  Schedule No. 2 dated  February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Purchase/Renewal  Option  to
               Lease  Schedule No. 3 dated  February  21,
               1997,   by   and  between  PDS   Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership;  Purchase/Renewal  Option  to
               Lease  Schedule No. 4 dated  February  21,
               1997,    by   and  between  PDS  Financial
               Corporation  and  Showboat  Marina  Casino
               Partnership; First Preferred Ship Mortgage dated February 21, 1997, by and between PDS Financial Corporation and Showboat
               Marina  Casino  Partnership; Intercreditor
               Agreement dated February 21, 1997, by and among PDS Financial Corporation, Showboat
               Marina Casino Partnership and Firstar Bank of Minnesota, N.A., a national banking association.