Form 10-Q
period 1997-06-30
SHOWBOAT MARINA INVESTMENT PARTNERSHIP; SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP
filed 1997-08-14
CIK 1017262, 1013788, 1013791, 1017261

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)
(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         June 30, 1997

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:               to

Commission file number:                  001-12419

               SHOWBOAT MARINA CASINO PARTNERSHIP
               SHOWBOAT MARINA FINANCE CORPORATION
     (Exact name of registrant as specified in its charter)

             INDIANA                            35-1978576
              NEVADA                            88-0356197
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification No.)

ONE SHOWBOAT PLACE, EAST CHICAGO, INDIANA               46312
(Address of principal executive offices)             (Zip Code)

                         (219) 378-3000
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              YES  [X]  NO   [ ]

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

  Showboat Marina Casino Partnership           Not applicable

 Showboat Marina Finance Corporation     1,000 shares of common
                                         stock, $1.00 par value
                                          as of July 31, 1997.

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                               AND
        SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR OR SMP)

                              INDEX

PART I    FINANCIAL INFORMATION                              PAGE NO.


  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                   3-4

          Condensed Consolidated Statements of Operations -
             For  the three months ended June 30, 1997  and
             1996                                                   5

          Condensed Consolidated Statements of Operations -
             For the six months ended June 30,1997 and  the
             period March 29, 1996 through June 30, 1996            6

          Condensed Consolidated Statements of Cash Flows-
             For  the  six months ended June 30, 1997,  the
             period  from March 29, 1996 through  June  30,
             1996  and  the  period from  January  1,  1996
             through March 28, 1996                                 7

          Notes to the Condensed Consolidated Financial
             Statements                                           8-9

  ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      10-12

PART II   OTHER INFORMATION

             ITEMS 1 - 6                                           13

             SIGNATURES                                            14

             EXHIBIT INDEX                                         15

PART I.   FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                   SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND DECEMBER 31, 1996

 ASSETS                                        June 30,        December
                                                 1997          31, 1996
                                              (unaudited)
                                                   (In thousands)
 Current assets:
    Cash and cash equivalents               $     18,985    $       599
    Short-term investments held in escrow            103         69,002
    Receivables, net                                 918          1,601
    Inventories                                      506              -
    Prepaid expenses                               1,164              -
            Total current assets                  21,676         71,202

 Property and equipment                          173,059        100,601
 Less accumulated depreciation and
    amortization                                  (2,191)             -
                                                 170,868        100,601

 Other assets:
  Economic development and licensing costs,
   net of accumulated amortization of
   $229,000 and -0- at June 30, 1997 and
   December 31, 1996, respectively                11,241          7,637

  Deposits and other assets                        1,503          2,158

  Debt issuance costs, net of accumulated
   amortization of $182,000 and -0- at June
   30, 1997, and December 31, 1996,
   respectively                                    6,220          6,296
                                                  18,964         16,091

                                            $    211,508    $   187,894


See accompanying notes to condensed consolidated financial statements.

                                                            (continued)

             SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
               CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1997 AND DECEMBER 31, 1996
                             (CONTINUED)

 LIABILITIES AND PARTNERS' CAPITAL          June 30, 1997   December 31, 1996
                                             (Unaudited)
                                                     (In thousands)

 Current liabilities
   Current maturities of long-term debt   $       5,284      $            -

   Accounts payable                               6,577               3,717

   Construction payables                          9,636               4,037

   Accrued liabilities                           11,303               5,557
       Total current liabilities                 32,800              13,311

 Long-term debt, excluding current
  maturities                                    154,609             140,000

 Partners' capital:
   Capital contributions                         40,000              39,000

   Accumulated deficit                          (15,901)             (4,417)

   Total Partners' Capital                       24,099              34,583

                                          $     211,508      $      187,894

   See accompanying notes to condensed consolidated financial statements.

           SHOWBOAT MARINA CASINO PARTNERSHIP  (SMCP)
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                          (UNAUDITED)

                                        June 30,       June 30,
                                          1997           1996
                                             (In thousands)
Revenues:
   Casino                             $    32,902    $         -
   Food and beverage                        2,133              -
   Other                                      486              -
                                           35,521              -
Less complimentaries                         (681)             -
   Net revenues                            34,840              -

Operating costs and expenses:
   Casino                                  16,702              -
   Food and beverage                        2,156              -
   General and administrative               6,507              -
   Selling, advertising and promotion       4,155              -
   Depreciation and amortization            2,429
   Preopening costs                         9,577              -
                                           41,526              -

Loss from operations                       (6,686)             -

Other (income) expense:
   Interest income                            (62)        (1,995)
   Interest expense, net of amounts
    capitalized                             4,528          3,834
                                            4,466          1,839

Net loss                              $   (11,152)   $    (1,839)


See accompanying notes to condensed consolidated financial statements

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND THE PERIOD
               MARCH 29, 1996 THROUGH JUNE 30, 1996
                           (UNAUDITED)

                                          June 30,       June 30,
                                            1997           1996
                                              (In thousands)
Revenues:
   Casino                              $     32,902   $          -
   Food and beverage                          2,133              -
   Other                                        486              -
                                             35,521              -

Less complimentaries                           (681)             -
   Net revenues                              34,840              -

Operating costs and expenses:
   Casino                                    16,702              -
   Food and beverage                          2,156              -
   General and administrative                 6,507              -
   Selling, advertising and promotion         4,155              -
   Depreciation and amortization              2,429              -
   Preopening costs                           9,577
                                             41,526   $          -

Loss from operations                         (6,686)             -

Other (income) expense:
   Interest income                             (775)  $     (2,054)
   Interest expense, net of amounts
    capitalized                               5,573          3,909
                                              4,798          1,855

Net loss                               $    (11,484)  $     (1,855)


See accompanying notes to condensed consolidated financial statements.

              SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
       SHOWBOAT MARINA CASINO PARTNERSHIP (PREDECESSOR or SMP)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 1997
      THE PERIOD FROM MARCH 29, 1996 THROUGH JUNE 30, 1996 AND
       THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 28, 1996
                            (UNAUDITED)

                                                                      SMCP                   Predecessor
                                                          Six Months        Period from      Period from
                                                             Ended         March 29, 1996  January 1, 1996
                                                         June 30, 1997        through          through
                                                                           June 30, 1996   March 28, 1996

                                                                          (In thousands)

Net cash provided by (used in) operating activities      $     (610)       $     4,287         $      99

Cash flows from investing activities:
   Economic development costs                                (3,833)               (70)               (7)
   Purchases of property, equipment and
    payments for construction in progress                   (55,873)           (19,155)           (5,730)
   Sale of short term investments                            68,899                  -                 -


Net cash provided by (used in) investing activities           9,193            (19,225)           (5,737)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                        -            140,000                 -
   Proceeds from additional long-term financing               9,636                  -                 -
   Repayments of long-term debt                                (727)                 -                 -
   Debt issuance costs                                         (106)            (5,555)             (550)
   Capital contributions                                      1,000             22,287             5,830
Net cash provided by financing activities                     9,803            156,732             5,280

Net increase (decrease) in cash and equivalents              18,386            141,794              (358)
Cash and cash equivalents at beginning of period                599                  -               358
Cash and cash equivalents at end of period               $   18,985        $   141,794         $       -

Supplemental disclosures of cash flow information
 and non-cash investing and financing activities:
  Cash paid during the period for
  Interest, net of amounts capitalized                        5,432                  -                 -

Equipment acquired under capital leases                      10,984                  -                 -

See accompanying notes to condensed consolidated financial statements.

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

               The accompanying consolidated financial statements
     present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC) as of June 30, 1997 and December 31, 1996 and for the periods ended June 30, 1997 and 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor or SMP) for the period from January 1, 1996 through March 28, 1996. The Predecessor had no operations through March 28, 1996, other than development and licensing activities, the cost of which were capitalized and subsequently contributed to SMCP. Therefore a statement of income for the Predecessor is not applicable.

               SMCP is a general partnership and was formed as of March 1, 1996, for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake Michigan. On April 15, 1997, SMCP received a riverboat owner's license from the Indiana Gaming Commission. After successful completion of a test cruise, SMCP commenced operations on April 18, 1997. SMFC was incorporated on March 7, 1996, to assist SMCP in financing the East Chicago Showboat. SMP was formed on January 31, 1994 and had been developing the project prior to the formation of SMCP. On March 28, 1996, SMP contributed substantially all of its assets and liabilities to SMCP.

               SMCP is owned 99% by SMP and 1% by Showboat Marina Investment Partnership. SMCP is effectively owned 55% by Showboat, Inc. (Showboat) and 45% by Waterfront
     Entertainment and Development, Inc. (Waterfront) through various partnership interests.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in SMCP's December 31, 1996 annual report on Form 10-K.

                The accompanying unaudited consolidated financial statements contain all adjustments which are only of a recurring nature, in the opinion of management, necessary for a fair statement of the results of the interim period. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

     PREOPENING COSTS

                 Preopening costs were capitalized until the riverboat casino complex commenced operations, at which time SMCP ceased capitalizing and charged such costs to operations. The preopening costs consisted primarily of payroll, consulting fees, training and related travel costs.

     CASINO REVENUE AND COMPLIMENTARIES

                Casino revenues represent the net win from gaming wins and losses. Revenues include the retail value of food, beverage, and other goods and services provided to customers

            SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     without   charge.   Such  amounts  are  then   deducted   as
     promotional allowances. The estimated cost of providing these promotional allowances are charged to the casino department.

     INVENTORIES

                Inventories are stated at the lower  of  cost  or
     market.   Cost  is determined using the first-in,  first-out
     method.

     PROPERTY AND EQUIPMENT

                 Property  and  equipment  are  stated  at  cost.
     Depreciation is computed using the straight-line method. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

                Estimated useful lives for property and equipment are 5 to 15 years for land improvements, 10 to 40 years for vessel and building and 2 to 10 years for furniture and equipment.

2.  LONG-TERM DEBT

                During March 1997, SMCP entered into an equipment lease for approximately $11.0 million secured by the equipment purchased with the proceeds from the financing. The term of the lease is 48 months and accrues interest at 11.0%.

                In  June  1997, SMCP secured additional equipment
     financing of approximately $10.0 million. The equipment financing was secured by certain equipment purchased during the construction of the riverboat casino complex. The term of the equipment financing is three years and accrues interest at 11.1%.

3.  COMMITMENTS AND CONTINGENCIES

                From the date of opening through June 30, 1997, SMCP has accumulated approximately $.9 million in management fees due under its management contract with SMP. However, the payment of these fees are limited by SMCP's bond indenture and require SMCP to meet certain fixed charge coverage ratios before any payment can be made. Due to these restrictions, SMCP has not accrued any management fees.

2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
    AND RESULTS OF OPERATIONS

     GENERAL

                Showboat Marina Casino Partnership ("SMCP" or the "Partnership"), owns and operates a riverboat casino, the Showboat Mardi Gras Casino, located in East Chicago, Indiana (the "East Chicago Showboat"). The East Chicago Showboat began operations on April 18, 1997. The complex consists of a casino gaming vessel and a land based support facility. The gaming vessel contains 53,000 square feet of gaming space with approximately 1,770 slot machines and 90 table games. The land based facility consists of a 100,000 square foot pavilion, an 1,800 space parking garage and surface parking for 1,000 vehicles. The pavilion contains a coffee shop/buffet, upscale restaurant, cocktail lounge, gift shop, hydraulic bandstand platform, ticket promotions area and administrative offices.

                In accordance with IGC regulations the vessel conducts ten 2 hour cruises throughout the gaming day. Entrance to the vessel is limited to the first 30 minutes of each two hour cruise, with the vessel away from the dock for a period of 1 hour.

               The Partnership is a general partnership which was formed as of March 1, 1996 for the purpose of developing and operating the East Chicago Showboat on Lake Michigan. Prior to the formation of the Partnership, the complex was developed by Showboat Marina Partnership, (the "Predecessor" or "SMP") which was formed on January 31, 1994. On March 28, 1996, the Predecessor contributed substantially all of its assets and liabilities to the Partnership. Showboat Marina Finance Corporation ("SMFC") is a wholly owned subsidiary of the Partnership and was formed on March 7, 1996 to assist the Partnership in the financing of the East Chicago Showboat. The Partnership is owned 99% by the Predecessor and 1% by Showboat Marina Investment Partnership. The Partnership is effectively owned 55% by Showboat, Inc. and 45% by Waterfront Entertainment and Development, Inc. through various partnership interests.

                Information contained in this quarterly report is supplemental to disclosures in the Partnership's year end financial reports. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with the management's discussion and analysis of financial condition and results of operations included in the Partnership's December 31, 1996 Annual Report on Form 10-K.

     MATERIAL CHANGES IN RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1997

                Prior to the commencement of operations on April 18, 1997, the activities of the Partnership and the Predecessor were limited to applying for the riverboat owner's license, securing the land for, arranging for the financing of and completing the design and construction of the East Chicago Showboat. All costs, except for some interest expense, had been capitalized. As a result, the Partnership had no operating history for the quarter and six months ended June 30, 1996. Since operations began in the second quarter of 1997, operating results for the three and six months ended June 30, 1997 were identical.

     REVENUES

                For the three and six months ended June 30, 1997, the Partnership had gross revenues of $35.5 million. This was offset by $.7 million of complimentaries, resulting in net revenues of $34.8 million.

               Casino revenues for the three and six months ended June 30, 1997 were $32.9 million, and consisted of $8.7 million in table games revenue and $24.2 million in slot revenue. Slot revenue represents 73.6% of the total casino win and table game revenue makes up the remaining 26.4% of the total casino win for the East Chicago Showboat. The daily win per slot machine and table game was approximately $190 and $1,348 respectively, with total gaming win per patron of approximately $65.

     LOSS FROM OPERATIONS

                SMCP had income from operations in the amount  of
     $2.9 million, exclusive of $9.6 million of preopening costs. Casino division expenses of $16.7 million included $10.0 million of gross revenue and admission taxes, as well as
     $1.2 million of community benefit levies. SMCP is currrently reviewing its operations in an effort to improve its margin performance through cost controls and marketing programs designed to enhance revenue. In addition, the Partnership is evaluating all other opportunities to improve profitability.

     NET LOSS

                For the quarter and six months ended June 30, 1997, the Partnership experienced net losses of $11.2 million and $11.5 million, respectively. These net losses were primarily attributable to the write-off of preopening costs in the amount of $9.6 million and interest expense. For the quarter and period ended June 30, 1996 the net loss was attributable to net interest expense.

     MATERIAL CHANGES IN FINANCIAL CONDITION

                As of June 30, 1997 SMCP held cash and cash equivalents of $19.0 million and short term investments of $.1 million compared to $.6 million in cash and cash equivalents and $69.0 million in short term investments at December 31, 1996.

                Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the "Capital Contribution"), the $133.9 million net proceeds from the offering (the "Offering") of its 13 1/2 % First Mortgage Notes due 2003 (the "East Chicago Notes") and equipment financing. The East Chicago Notes were issued under the Indenture dated as of March 26, 1996 (the "Note Indenture") between SMCP, SMFC and American Bank National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

                In March 1997, PDS Financial Corporation provided an equipment lease of approximately $11.0 million. The lease is secured by the equipment purchased with the proceeds. The lease is for a term of 48 months and the rate was fixed at 11.0%.

                 In June 1997, FINOVA provided a loan of approximately $10.0 million. The loan is secured by certain equipment purchased during the construction of the riverboat casino complex. The loan is for a term of 36 months and the rate was fixed at 11.1%

                 Showboat, Inc. provided a standby equity commitment (the "Standby Equity Commitment") pursuant to which it has agreed to cause to be made up to an aggregate of $30.0 million in additional capital contributions to SMCP during the first three Operating Years (as defined in the Standby Equity Commitment Agreement). The Standby Equity Commitment is triggered when SMCP's Combined Cash Flow (as defined in the Standby Equity Commitment) does not reach $35.0 million in any one such Operating Year, subject to certain terms and conditions. However, in no event shall Showboat be required to contribute more than $15.0 million in respect of any one such Operating Year. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

                SMCP expects to fund its operations, debt service and capital needs from operating cash flow. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. If necessary and to the extent permitted under the Indenture SMCP will seek, additional financing through bank borrowings, debt or equity financing. There can be no assurance that additional financing, if needed, will be available to SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

                All statements contained herein that are not historical facts, including but not limited to, statements regarding SMCP's current business strategy, and SMCP's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance SMCP's business plan on terms satisfactory to SMCP; competitive factors, such as expansion of gaming in Illinois, Indiana and Michigan, states from which SMCP expects to draw significant numbers of patrons and an increase in the number of casinos serving the Chicago metropolitan area; changes in labor, equipment and capital costs; general business and economic conditions; and other factors described from time to time in SMCP's reports filed with the Securities and Exchange Commission. SMCP cautions the readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART II.   OTHER INFORMATION


     Item 1.   LEGAL PROCEEDINGS

                 Not applicable. Notwithstanding, SMCP is a defendant in various lawsuits, most of which relate to routine matters incidental to its business. Management does not believe that the outcome of such pending litigation, in the aggregate, will have a material adverse effect on SMCP.

     Item 2.   CHANGES IN SECURITIES
                    Not applicable.

     Item 3.   DEFAULTS UPON SENIOR SECURITIES
                    Not applicable.

     Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
               HOLDERS
                    Not applicable.

     Item 5.   OTHER INFORMATION
                    Not applicable.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

           EXHIBIT
           NUMBER                    DESCRIPTION
           10.01    Loan  and  Security Agreement dated June  30,
                    1997,  by and between Showboat Marina  Casino
                    Partnership  and Finova Capital  Corporation;
                    Intercreditor  and  Subordination   Agreement
                    dated  June  30,  1997, by and  among  Finova
                    Capital   Corporation,   Firstar   Bank    of
                    Minnesota,  N.A. and Showboat  Marina  Casino
                    Partnership;     DLJ    Intercreditor     and
                    Subordination Agreement dated June 30,  1997,
                    by  and  among  Finova  Capital  Corporation,
                    Donaldson   Lufkin   &  Jenrette   Securities
                    Corporation,  DLJ Capital Funding,  Inc.  and
                    Showboat  Marina Casino Partnership;  Secured
                    Promissory Note dated June 30, 1997,  by  and
                    between  Showboat  Marina Casino  Partnership
                    and  Finova  Capital Corporation; and  Vessel
                    Chattel Mortgage dated June 30, 1997, by  and
                    between  Showboat  Marina Casino  Partnership
                    and Finova Capital Corporation.

           27.01    Financial Data Schedule


               (b)   Reports on Form 8-K
                          None.

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

Date  August 14, 1997                    SHOWBOAT MARINA CASINO
                                         PARTNERSHIP, an Indiana general
                                         partnership

By:  SHOWBOAT MARINA INVESTMENT          By:  SHOWBOAT MARINA PARTNERSHIP
     PARTNERSHIP, an Indiana general          an Indiana general
     partnership, a general partner           partnership, a partner

By:  SHOWBOAT INDIANA INVESTMENT         By:  SHOWBOAT INDIANA INVESTMENT
     LIMITED PARTNERSHIP, a Nevada            LIMITED PARTNERSHIP, A
     limited partnership, a general           Nevada limited partnership,
     partner                                  a general partner

By:  SHOWBOAT INDIANA, INC., a Nevada    By:  SHOWBOAT INDIANA, INC., a
     corporation, its general partner         Nevada corporation, its
                                              general partner

By:  /s/ J. Keith Wallace                By:  /s/ J. Keith Wallace
     J. Keith Wallace                         J. Keith Wallace
     President and Chief Executive            President and Chief
     Officer                                  Executive Officer

By:  /s/ Joseph G. O'Brien III           By:   /s/ Joseph G. O'Brien III
     Joseph G. O'Brien III                    Joseph G. O'Brien III
     Vice President Finance and Chief         Vice President Finance and
     Financial Officer                        Chief Financial Officer

By:  WATERFRONT ENTERTAINMENT AND        By:  WATERFRONT ENTERTAINMENT
     DEVELOPMENT, INC., an Indiana            AND DEVELOPMENT, INC., an
     corporation, a general partner           Indiana corporation, a
                                              general partner

By:  /s/ Michael A. Pannos               By:  /s/ Michael A. Pannos
     Michael A. Pannos                        Michael A. Pannos
     President                                President

By:  /s/Thomas S. Cappas                 By:  /s/ Thomas S. Cappas
     Thomas S. Cappas                         Thomas S. Cappas
     Treasurer (principal financial           Treasurer (principal
     officer)                                 financial officer)

                                              SHOWBOAT MARINA FINANCE
                                              CORPORATION, a Nevada
                                              corporation

                                         By:  /s/ Michael A. Pannos
                                              Michael A. Pannos
                                              Secretary

                                         By:  /s/ Joseph G. O'Brien, III
                                              Joseph G. O'Brien, III
                                              Vice President Finance and
                                              Chief Financial Officer

                          EXHIBIT INDEX

 EXHIBIT
 NUMBER                   DESCRIPTION                    PAGE NO.


  10.01   Loan  and Security Agreement dated June  30,
          1997,  by and between Showboat Marina Casino
          Partnership  and Finova Capital Corporation;
          Intercreditor  and  Subordination  Agreement
          dated  June  30, 1997, by and  among  Finova
          Capital   Corporation,   Firstar   Bank   of
          Minnesota,  N.A. and Showboat Marina  Casino
          Partnership;    DLJ    Intercreditor     and
          Subordination  Agreement  dated   June   30,
          1997,    by   and   among   Finova   Capital
          Corporation,  Donaldson  Lufkin  &  Jenrette
          Securities    Corporation,    DLJ    Capital
          Funding,  Inc.  and Showboat  Marina  Casino
          Partnership; Secured Promissory  Note  dated
          June  30,  1997,  by  and  between  Showboat
          Marina   Casino   Partnership   and   Finova
          Capital   Corporation;  and  Vessel  Chattel
          Mortgage  dated  June  30,  1997,   by   and
          between  Showboat Marina Casino  Partnership
          and Finova Capital Corporation.

  27.01   Financial Data Schedule

