Form 10-Q
period 1997-09-30
SHOWBOAT MARINA INVESTMENT PARTNERSHIP; SHOWBOAT MARINA CASINO PARTNERSHIP; SHOWBOAT MARINA FINANCE CORP; SHOWBOAT MARINA PARTNERSHIP
filed 1997-11-13
CIK 1017262, 1013788, 1013791, 1017261

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q


(Mark One)
( XX ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:          September 30, 1997
                                         -----------------------------------

                                 OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from:                to
                                         --------------     ----------------

Commission file number:                     001-12419
                       -----------------------------------------------------
                 SHOWBOAT MARINA CASINO PARTNERSHIP
                 SHOWBOAT MARINA FINANCE CORPORATION
----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          INDIANA                                   35-1978576
          NEVADA                                    88-0356197
--------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


ONE SHOWBOAT PLACE, EAST CHICAGO, INDIANA                46312
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                         (219) 378-3000
----------------------------------------------------------------------------
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              YES   X     NO
                                                 ------     ------

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

     Showboat Marina Casino Partnership           Not applicable

Showboat Marina Finance Corporation      1,000 shares of common stock, $1.00
                                            par value as of November 7, 1997

              SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                                 AND
              SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)

                                INDEX

Part I       FINANCIAL INFORMATION                                 Page No.

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996                3-4

             Condensed Consolidated Statements of Operations -
               For the three months ended September 30,
               1997 and 1996                                             5

             Condensed Consolidated Statements of Operations -
               For the Nine months ended September 30,
               1997 and the period March 29, 1996 through
               September 30, 1996                                        6

             Condensed Consolidated Statements of Cash Flows -
               For the Nine months ended September 30,
               1997, the period from March 29, 1996 through
               September 30, 1996 and the period from
               January 1, 1996 through March 28, 1996                    7

             Notes to the Condensed Consolidated
               Financial Statements                                    8-9

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   10-13



PART II      OTHER INFORMATION

               ITEMS 1 - 6                                              14

               SIGNATURES                                               15

               EXHIBIT INDEX                                            16

PART I.   Financial Information

Item 1.        Financial Statements

              SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                CONDENSED CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

       ASSETS                     September 30, 1997     December 31, 1996
------------------------         -------------------    ------------------
                                      (unaudited)
                                               (In thousands)
 Current assets:
  Cash and cash equivalents        $        7,763         $          599
  Short-term investments held
   in escrow                                    -                 69,002
  Receivables, net                            785                  1,601
  Inventories                                 399                      -
  Prepaid expenses                          1,196                      -
                                 -------------------    ------------------
    Total current assets                   10,143                 71,202
                                 -------------------    ------------------

 Property and equipment                   166,955                100,601
 Less accumulated depreciation
  and amortization                         (5,107)                     -
                                 -------------------    ------------------
                                          161,848                100,601
                                 -------------------    ------------------
 Other assets:
  Economic development and
   licensing costs, net of
   accumulated amortization
   of $499,000 and $0 at
   September 30, 1997
   and December 31, 1996
   respectively                           10,996                    7,637

  Deposits and other assets                2,374                    2,158

  Debt issuance costs, net of
   accumulated amortization of
   $506,000 and $0 at September
   30, 1997, and December 31,
   1996, respectively                      5,935                    6,296
                                 -------------------    ------------------
                                          19,305                   16,091
                                 -------------------    ------------------
                                 $       191,296        $         187,894
                                 ===================    ==================




See accompanying notes to condensed consolidated financial statements.


                                  3              (continued)

          SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
            CONDENSED CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                         (continued)

LIABILITIES AND PARTNERS'CAPITAL    September 30, 1997    December 31, 1996
--------------------------------    ------------------    ------------------
                                        (Unaudited)
                                                (In thousands)

Current liabilities:
 Current maturities of long-term
  debt                                $      5,407           $          -
 Accounts payable                            3,084                  3,717
 Construction payables                           -                  4,037
 Accured liabilities                         7,808                  5,557
                                    ------------------    ------------------
    Total current liabilities               16,299                 13,311
                                    ------------------    ------------------
Long-term debt, excluding current
 maturities                                153,414                140,000
                                    ------------------    ------------------
Partners' capital:
 Capital contributions                      40,000                 39,000
                                    ------------------    ------------------
 Accumulated deficit                       (18,417)                (4,417)
                                    ------------------    ------------------
 Total Partners' Capital                    21,583                 34,583
                                    ------------------    ------------------
                                      $    191,296           $    187,894
                                    ==================    ==================



















   See accompanying notes to condensed consolidated financial statements.

                                  4

             SHOWBOAT MARINA CASINO PARTNERSHIP  (SMCP)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                         (Unaudited)

                                   September 30, 1997    September 30, 1996
                                   ------------------    -------------------
                                               (In thousands)
Revenues:
 Casino                              $      40,798          $         -
 Food and beverage                           2,801                    -
 Other                                         230                    -
                                    ------------------    ------------------
                                            43,829                    -
Less complimentaries                         1,191                    -
                                    ------------------    ------------------
   Net revenues                             42,638                    -

Operating costs and expenses:
 Casino                                     19,847                    -
 Food and beverage                           2,575                    -
 General and administrative                  8,336                    -
 Selling, advertising and promotion          5,626                    -
 Depreciation and amortization               3,276                    -
                                    ------------------    ------------------
                                            39,660                    -
                                    ------------------    ------------------

Income from operations                       2,978                    -

Other (income) expense:
 Interest income                               (80)              (1,730)
 Interest expense, net of
  amounts capitalized                        5,574                2,784
                                    ------------------    ------------------
                                             5,494                1,054
                                    ------------------    ------------------
Net loss                              $     (2,516)        $     (1,054)
                                    ==================    ==================










  See accompanying notes to condensed consolidated financial statements

                                  5



               SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
         THE PERIOD MARCH 29, 1996 THROUGH SEPTEMBER 30, 1996
                              (Unaudited)

                                   September 30,1997    September 30, 1996
                                   -----------------    ------------------
                                              (In thousands)
Revenues:
 Casino                            $       73,700        $            -
 Food and beverage                          4,934                     -
 Other                                        716                     -
                                   ------------------    -----------------
                                           79,350                     -
Less complimentaries                        1,872                     -
                                   ------------------    -----------------
   Net revenues                            77,478                     -
                                   ------------------    -----------------
Operating costs and expenses:
 Casino                                    36,550                     -
 Food and beverage                          4,731                     -
 General and administrative                14,842                     -
 Selling, advertising and promotion         9,781                     -
 Depreciation and amortization              5,705                     -
 Preopening costs                           9,577                     -
                                   ------------------    -----------------
                                    $      81,186                     -
                                   ------------------    -----------------
Loss from operations                       (3,708)                    -

Other (income) expense:
 Interest income                             (855)               (3,784)
 Interest expense, net of
  amounts capitalized                      11,147                 6,693
                                   ------------------    -----------------
                                           10,292                 2,909
                                   ------------------    -----------------
Net loss                            $     (14,000)       $       (2,909)
                                   ==================    =================














   See accompanying notes to condensed consolidated financial statements.

                                    6

                   SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                   SHOWBOAT MARINA PARTNERSHIP (PREDECESSOR)
                CONDENSED COSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
          THE PERIOD FROM MARCH 29, 1996 THROUGH SEPTEMBER 30, 1996 AND
           THE PERIOD FROM JANUARY 1, 1996 THROUGH MARCH 28, 1996
                                   (Unaudited)

                                      SMCP                      Predecessor
                       ----------------------------------    -----------------
                       Nine Months         Period from            Period from
                          Ended          March 29, 1996       January 1, 1996
                       September 30,       through                 through
                          1997         September 30, 1996      March 28, 1996
                       ----------------------------------    ---------------
                                                    (In thousands)

Net cash provided by
 (used in) operating
 activities             $    (6,950)     $      (1,804)           $     99

Cash flows from
 investing activities:
 Economic development costs  (3,858)            (3,694)                 (7)
 Purchases of property,
  equipment and payments
  for construction in
  progress                  (59,408)           (49,644)             (5,730)
 Sale of short term
  investments                69,002                  -                   -
 Other                         (314)                 -                   -
                        --------------   -------------------      ------------
Net cash provided (used
 in) investing activities     5,422            (53,338)             (5,737)
                        --------------   -------------------      ------------

Cash flows from financing
 activities:
 Proceeds from issuance of
  notes payable                   -            140,000                   -
 Proceeds from additional
  long-term financing         9,636                  -                   -
 Repayments of long-term
  debt                       (1,799)                 -                   -
 Debt issuance costs           (145)            (5,555)               (550)
 Capital contributions        1,000             22,287               5,830
                        --------------   -------------------      ------------

Net cash provided by
 financing activities         8,692            156,732               5,280
                        --------------   -------------------      ------------
Net increase (decrease)
 in cash and equivalents      7,164            101,590                (358)
Cash and cash equivalents
 at beginning of period         599                  -                 358
                        --------------   -------------------      ------------
Cash and cash quivalents
 at end of period        $    7,763       $    101,590            $      -
                        ==============   ===================      ============

Supplemental disclosures
 of cash flow information
 and non-cash investing
 and financing activities:
  Cash paid during the
   period for:
    Interest, net of
     amounts capitalized     15,323              6,540                    -

    Equipment acquired
     under capital leases    10,984                  -                    -

   See accompanying notes to condensed consolidated financial statements.
                                   7

             SHOWBOAT MARINA CASINO PARTNERSHIIP (SMCP)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

          The accompanying consolidated financial statements present the financial position, results of operations and cash flows of Showboat Marina Casino Partnership (SMCP) and its wholly owned subsidiary, Showboat Marina Finance Corporation (SMFC) as of
     September 30, 1997 and December 31, 1996 and for the periods ended September 30, 1997 and 1996. These financial statements also present the cash flows of Showboat Marina Partnership (Predecessor) for the period from January 1, 1996 through March 28, 1996. The Predecessor had no operations through March 28, 1996, other than development and licensing activities, the costs of which were capitalized and subsequently contributed to SMCP. Therefore a statement of operations is not applicable.

           SMCP is a general partnership and was formed as of March
     1, 1996, for the purpose of developing a riverboat casino complex in East Chicago, Indiana to be operated on Lake
     Michigan. On April 15, 1997, SMCP received a riverboat license from the Indiana Gaming Commission. After successful completion of a test cruise, SMCP commenced operations on April 18, 1997. SMFC was incorporated on March 7, 1996, to assist SMCP in financing the East Chicago Showboat. Showboat Marina Partnership (SMP) was formed on January 31, 1994 and had been developing the project prior to the formation of SMCP. On March 28, 1996, SMP contributed substantially all of its assets and liabilities to SMCP.

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

           The accompanying unaudited consolidated financial statements contain all adjustments, which in the opinion of management, are necessary for a fair statement of the results of the interim period. The results of operations for the interim periods are not indicative of results of operations for an entire year. Certain prior period balances have been reclassified to conform to the current period's presentation.

     Preopening Costs

           Preopening costs were capitalized until operations of the riverboat casino complex commenced, at which time the costs were written off. The preopening costs consisted primarily of payroll, consulting fees, training and related travel costs.




                               8                   (continued)

             SHOWBOAT MARINA CASINO PARTNERSHIIP (SMCP)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     2.  LONG-TERM DEBT


           In March 1997, PDS Financial Corporation provided an equipment lease of approximately $11.0 million. The lease is secured by the equipment purchased with the proceeds. The lease is for a term of 48 months and the rate was fixed at 11.0%.

           In June 1997, FINOVA Capital Corporation provided a loan of approximately $10.0 million. The loan is secured by certain equipment purchased during the construction of the riverboat casino complex. The loan is for a term of 36 months and the rate was fixed at 11.1%

           In September of 1997, the Partnership entered into an unsecured line of credit with Fleet Bank in the amount of $.9 million. The term of the line is for a period of one year, renewable annually at an interest rate of LIBOR plus 75 basis points. During October of 1997, upon receipt of approval from the Indiana Gaming Commission, the amount of the line was increased to $3.0 million. The line is available for general corporate purposes. As of September 30, 1997, the Partnership had not drawn funds against this facility.

     3.  COMMITTMENTS AND CONTINGENCIES

           From the date of opening through September 30, 1997, SMCP has accumulated approximately $2.0 million in management fees due under its management contract with SMP. However, the payment of these fees are limited by the Partnership's bond indenture and require the Partnership to meet certain fixed charge coverage ratios before any payment can be made. Due to these restrictions, the Partnership has not accrued any management fees and will recognize the expense when paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

           Showboat Marina Casino Partnership ("SMCP" or the "Partnership"), owns and operates a riverboat casino, the Showboat Mardi Gras Casino, located in East Chicago, Indiana (the "East Chicago Showboat"). The
East Chicago Showboat began operations on April 18, 1997. The Complex consists of a casino gaming vessel and a land based support facility.
The gaming vessel contains 53,000 square feet of gaming space with approximately 1,640 slot machines and 82 table games. The land based facility consists of a 100,000 square foot pavilion, an 1,800 space parking garage and surface parking for 1,000 vehicles. The pavilion contains a buffet, upscale restaurant, cocktail lounge, gift shop, hydraulic bandstand platform, promotions area and administrative offices.

           In accordance with Indiana Gaming Commission Regulations the vessel conducts ten 2 hour cruises throughout the gaming day. Entrance to the vessel is limited to the first 30 minutes of each two hour cruise, with the vessel away from the dock for a period of 1 hour.

           The Partnership is a general partnership which was formed as of March 1, 1996 for the purpose of developing and operating the East Chicago Showboat on Lake Michigan. Prior to the formation of the Partnership, the complex was developed by Showboat Marina Partnership, (the "Predecessor" or "SMP") which was formed on January 31, 1994. On March 28, 1996, the Predecessor contributed substantially all of its assets and liabilities to the Partnership. Showboat Marina Finance Corporation (SMFC) is a wholly owned subsidiary of the Partnership and was formed on March 7, 1996 to assist the Partnership in the financing of the East Chicago Showboat. The Partnership is owned 99% by the Predecessor and 1% by
Showboat Marina Investment Partnership.   The Partnership is
effectively owned 55% by Showboat, Inc. and 45% by Waterfront Entertainment and Development, Inc. through various partnership interests.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Prior to the commencement of operations on April 18, 1997, the activities of the Partnership and the Predecessor were limited to applying for the gaming license, securing the land for, arranging for the financing of and completing the design and construction of the East Chicago Showboat. All costs, except for some interest expense, have been capitalized. As a result, the Partnership has no operating history for the three and nine months ended September 30, 1996.

Three Months Ended September 30, 1997

Revenues

           For the three months ended September 30, 1997, the Partnership had gross revenues of $43.8 million. This was offset by $1.2 million of complimentaries, resulting in net revenues of $42.6 million for the three months ended September 30, 1997.



                               10                        (continued)

           Casino revenues for the three months ended September 30, 1997 were $40.8 million, and consisted of $12.2 million in table games revenue and $28.6 million in slot revenue. Slot revenue represents 70.1% of the total casino win and table game revenue makes up the remaining 29.9% of the total casino win for the East Chicago Showboat.

Income From Operations

           The Partnership's income from operations for the three months ended September 30, 1997 was $3.0 million. Operating expenses for the three months ended September 30, 1997 were $39.7 million. Casino division expenses included $11.7 million of gross revenue and admission taxes, as well as $1.5 million of community benefit levies.

          SMCP is currently reviewing its operations in an effort to improve margin performance. SMCP has begun implementing a series of cost controls and is continuing to evaluate all opportunities to reduce costs. SMCP continues to develop cost effective marketing programs to increase awareness in the Chicago gaming market in an effort to enhance revenue. Over the past twelve months, the Chicago gaming market has had capacity growth of 58.9%, while revenue has grown at a 35.5% rate, resulting in a slower than anticipated absorption of additional gaming capacity. As of November 1, 1997, there have been no announced future capacity increases in this market.

Net Loss

           For the three months ended September 30, 1997, the Partnership experienced a net loss of $2.5 million. This loss was primarily attributable to the level of income from operations obtained and interest expense in the amount of $5.5 million.

Nine Months Ended September 30, 1997

Revenues

           For the nine months ended September 30, 1997, the Partnership had gross revenues of $79.4 million. This was offset by $1.9 million of complimentaries, resulting in net revenues of $77.5 million for the nine months ended September 30, 1997.

           Casino revenues for the nine months ended September 30, 1997 were $73.7 million, and consisted of $20.9 million in table games revenue and $52.8 million in slot revenue. Slot revenue represents 71.6% of the total casino win and table game revenue makes up the remaining 28.4% of the total casino win for the East Chicago Showboat.

Loss From Operations

            SMCP had income from operations of $5.9 million, exclusive of $9.6 million of preopening costs for the nine months ended September 30, 1997. Operating expenses for the nine months ended September 30, 1997 were $81.2 million, including the write-off upon opening of preopening costs in the amount of $9.6 million. Casino division expenses included $21.7 million of gross revenue and admission taxes, as well as $2.8 million of community benefit levies.


                                11                       (continued)

          SMCP is currently reviewing its operations in an effort to improve margin performance. SMCP has begun implementing a series of cost controls and is continuing to evaluate all opportunities to reduce costs. SMCP continues to develop cost effective marketing programs to increase awareness in the Chicago gaming market in an effort to enhance revenue. Over the past twelve months, the Chicago gaming market has had capacity growth of 58.9%, while revenue has grown at a 35.5% rate, resulting in a slower than anticipated absorption of additional gaming capacity. As of November 1, 1997, there have been no announced future capacity increases in this market.

Net Loss

           For the nine months ended September 30, 1997, the Partnership experienced a net loss of $14.0 million. This loss was primarily attributable to the level of income from operations obtained, the write off of preopening costs in the amount of $9.6 million and interest expense in the amount of $11.1 million.

MATERIAL CHANGES IN FINANCIAL CONDITION

           As of September 30, 1997, SMCP held cash and cash equivalents of $7.8 million compared to $.6 million in cash and cash equivalents and $69.0 million in short term investments at December 31, 1996. Since its inception, SMCP has met its capital requirements through the $40.0 million capital contribution (the
"Capital Contribution"), the $133.9 million net proceeds from the offering (the "Offering") of its 13 1/2% First Mortgage Notes due
2003 (the "East Chicago Notes") and equipment financing ofapproximently $20.6 million provided by PDS Financial Corporation and FINOVA Capital Corporation. The East Chicago Notes were issued under the Indenture dated as of March 26, 1996 (the "Note Indenture") between SMCP, SMFC and American Bank National Association as Trustee (in such capacity, the "Trustee" or "Registrar"). The funds provided by these sources provided sufficient amounts to develop and commence operations of the East Chicago Showboat.

           In March 1997, PDS Financial Corporation provided an equipment lease of approximately $11.0 million. The lease is secured by the equipment purchased with the proceeds. The lease is for a term of 48 months and the rate was fixed at 11.0%.

           In June 1997, FINOVA Capital Corporation provided a loan of approximately $10.0 million. The loan is secured by certain equipment purchased during the construction of the riverboat casino complex. The loan is for a term of 36 months and the rate was fixed at 11.1%.

           On September 30, 1997, the Partnership entered into an unsecured line of credit agreement with Fleet Bank in the amount of $.9 million. The term of the line is for a period of one year, renewable annually at the rate of LIBOR plus 75 basis points. During October of 1997, upon receipt of approval from the Indiana Gaming Commission, the amount of the line was increased to $3.0 million. The line is available for general corporate purposes. As of September 30, 1997, the Partnership had not drawn funds against this facility.




                              12                         (continued)

           Showboat entered into a standby equity commitment which requires that if, during any of the first three Operating Years (as defined), SMCP's Combined Cash Flow (as defined) is less than $35.0 million, Showboat will be required to make additional capital contributions to SMCP in the lesser of (a) $15.0 million, or (b) the difference between the $35.0 million and the Operating Year's Combined Cash Flow. Showboat's aggregate potential obligation under the standby equity commitment is $30.0 million. The first quarter of the first Operating Year of SMCP ended on September 30, 1997 and the Combined Cash Flow for such quarter was approximately $6.0 million. There can be no assurance that the Combined Cash Flow for the current Operating Year, or for any, Operating Year thereafter, will exceed $35.0 million and that Showboat will not be required to make additional capital contributions to SMCP in accordance with the standby equity commitment. The Standby Equity Commitment is subject to certain limitations, qualifications, and exceptions.

           SMCP expects to fund its operating, debt service and capital needs from operating cash flow and as required from its line of credit. Based upon SMCP's anticipated operations, management believes that available cash flow from the East Chicago Showboat's operations, will be adequate to meet SMCP's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal, interest and liquidated damages, if any, on the Notes for the foreseeable future. No assurance can be given, however, that operating cash flow will be sufficient for that purpose. SMCP intends to establish initial working capital reserves to provide for anticipated short-term liquidity needs. Although no additional financing beyond the line of credit described above is contemplated, SMCP will seek, if necessary and to the extent permitted under the Indenture, additional financing through bank borrowings, debt or equity financing. There can be no assurance that additional financing,if needed, will be available to SMCP, or that, if available, the financing will be on terms favorable to SMCP. There is no assurance that SMCP's estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur, resulting in the need to raise additional funds.

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

              SHOWBOAT MARINA CASINO PARTNERSHIP (SMCP)
                     PART II, OTHER INFORMATION


ITEM 1.     Legal Proceedings

The Partnership is a defendant in various lawsuits related to routine matters incidental to the operations of the business. Management does not believe that the outcome of the pending litigation will have a material adverse effect on the Partnership.


ITEM 2.     Changes in Securities
            Not applicable.

ITEM 3.     Defaults Upon Senior Securities
            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders
            Not applicable.

ITEM 5.     Other Information
            Not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K



(a)  Exhibits

     Exhibit
     Number                             Description
---------------------                   ------------------------------------
     10.01                              Interest Bearing Grid Note dated
                                        September 1, 1997, by and between
                                        Showboat Marina Casino Partnership
                                        and Fleet Bank, National Association.

     27.01                              Financial Data Schedule






(b)  Reports on Form 8-K
     None.

                             SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        November 13, 1997       SHOWBOAT MARINA CASINO
     ---------------------------
                                   PARTNERSHIP, an Indiana general partnership

By:  SHOWBOAT MARINA INVESTMENT        By:  SHOWBOAT MARINA PARTNERSHIP
     PARTNERSHIP, an Indiana general        an Indiana general partnership, a
     partnership, a general partner         general partner


By:  SHOWBOAT INDIANA INVESTMENT       By:  SHOWBOAT INDIANA INVESTMENT
     LIMITED PARTNERSHIP, a Nevada          LIMITED PARTNERSHIP, a Nevada
     limited partnership, a general         limited partnership, a general
     partner                                partner

By:  SHOWBOAT INDIANA, INC., a Nevada  By:  SHOWBOAT INDIANA, INC., a Nevada
     corporation, its general partner       corporation, its general partner

By:  /s/ J. Keith Wallace              By:  /s/ J. Keith Wallace
   ------------------------------           --------------------------------
     J. Keith Wallace                        J. Keith Wallce
     President and Chief Executive           President and Chief Executive
     Officer                                 Officer

By: /s/ Joseph G. O'Brien, III         By:   /s/ Joseph G. O'Brien, III
   ------------------------------            -------------------------------
     Joseph G. O'Brien, III                  Joseph G. O'Brien, III
     Vice President Finance and              Vice President Finance and
     Chief Financial Officer                 Chief Financial Officer


By:  WATERFRONT ENTERTAINMENT          By:   WATERFRONT ENTERTAINMENT
     AND DEVELOPMENT, INC., an               AND DEVELOPMENT, INC., an
     Indiana corporation, a general          Indiana corporation, a general
     partner                                 partner

By: /s/ Michael A. Pannos              By:   /s/ Michael  A. Pannos
   ------------------------------            -------------------------------
     Michael A. Pannos                       Michael A. Pannos
     President                               President

By: /s/ Thomas S. Cappas               By:   /s/ Thomas S. Cappas
   ------------------------------            -------------------------------
     Thomas S. Cappas                        Thomas S. Cappas
     Treasurer (principal financial          Treasurer (principal financial
     officer)                                officer)

                                        SHOWBOAT MARINA FINANCE
                                        CORPORATION, a Nevada coporation

                                       By:   /s/ Michael A. Pannos
                                             --------------------------------
                                             Michael A. Pannos
                                             Secretary

                                       By:   /s/ Joseph G. O'Brien, III
                                             --------------------------------
                                            Joseph G. O'Brien, III
                                            Vice President Finance and Chief
                                            Fianical Officer

                            EXHIBIT INDEX


     Exhibit
     Number                                  Description
------------------------                     -----------------------------
     10.01                                   Interest Bearing Grid Note dated
                                             September 1, 1997, by and between
                                             Showboat Marina Casino Partnership
                                             and Fleet Bank, National
                                             Association.

     27.01                                   Financial Data Schedule